Form 10-Q
period 1999-06-30
INTERSTATE HOTELS CORP
filed 1999-08-16
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                            ------------------------

                         INTERSTATE HOTELS CORPORATION
                                FOSTER PLAZA TEN
                               680 ANDERSEN DRIVE
                         PITTSBURGH, PENNSYLVANIA 15220
                                 (412) 937-0600

        MARYLAND                  0-26805                75-2767215
(State of Incorporation)   (Commission File No.)      (I.R.S. Employer
                                                   Identification Number)

     The Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company was required to file such reports, but (2) has not been subject to such filing requirements for the past 90 days.

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at August 5, 1999 was 6,063,079.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Consolidated Balance Sheets - December 31, 1998 and June 30,
          1999........................................................      2
          Consolidated Statements of Operations - Historical Periods
          from April 1, 1998 to June 1, 1998 and from June 2, 1998 to
          June 30, 1998, Combined Three Months Ended June 30, 1998 and
          Historical Three Months Ended June 30, 1999.................      3
          Consolidated Statements of Operations - Historical Periods
          from January 1, 1998 to June 1, 1998 and from June 2, 1998 to June 30, 1998, Combined Six Months Ended June 30, 1998
          and Historical Six Months Ended June 30, 1999...............      4
          Consolidated Statements of Cash Flows - Historical Periods
          from January 1, 1998 to June 1, 1998 and from June 2, 1998 to June 30, 1998, Combined Six Months Ended June 30, 1998
          and Historical Six Months Ended June 30, 1999...............      5
          Consolidated Statements of Operations - Pro Forma Three
          Months and Six Months Ended June 30, 1998 and June 30,
          1999........................................................      6
          Notes to Consolidated Financial Statements..................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...................     19

Item 6.   Exhibits and Reports on Form 8-K............................     19

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,652       $ 38,164
  Accounts receivable, net..................................      16,816         16,990
  Deferred income taxes.....................................         615          1,562
  Net investment in direct financing leases.................         827            671
  Prepaid expenses and other assets.........................         741          1,664
  Related party receivables--management contracts...........       1,085            790
                                                                --------       --------
    Total current assets....................................      21,736         59,841
Restricted cash.............................................       2,201          1,639
Marketable securities.......................................       2,609          2,880
Property and equipment, net.................................       4,076          3,673
Officers and employees notes receivable.....................       2,803          2,691
Affiliate receivables.......................................       3,381          9,404
Net investment in direct financing leases...................       1,680          1,302
Investment in hotel real estate.............................      22,150            300
Intangibles and other assets................................     100,521         91,099
                                                                --------       --------
    Total assets............................................    $161,157       $172,829
                                                                ========       ========
               LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable--trade...................................       2,413          1,534
  Accounts payable--health trust............................       1,785          4,505
  Accounts payable--related parties.........................      18,597          3,462
  Accrued payroll and related benefits......................       6,120          5,911
  Accrued rent..............................................       5,043          9,970
  Accrued merger costs......................................       9,344          1,042
  Other accrued liabilities.................................       9,236         15,003
                                                                --------       --------
    Total current liabilities...............................      52,538         41,427
Deferred income taxes.......................................      11,053          6,659
Deferred compensation.......................................       2,609          2,880
                                                                --------       --------
    Total liabilities.......................................      66,200         50,966
Minority interest...........................................       2,350         56,508
Commitments and contingencies...............................          --             --
Owners' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares
    issued or outstanding...................................          --             --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,063,079
    shares issued and outstanding as of June 30, 1999.......          --             61
  Paid-in capital...........................................          --         65,630
  Retained deficit..........................................          --           (336)
  Owners' equity............................................      92,607             --
                                                                --------       --------
    Total owners' equity....................................      92,607         65,355
                                                                --------       --------
    Total liabilities and owners' equity....................    $161,157       $172,829
                                                                ========       ========

---------------

(A) The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                                     PREDECESSOR      SUCCESSOR     COMBINED   SUCCESSOR
                                                    -------------   -------------   --------   ---------
                                                             PERIOD FROM
                                                    -----------------------------    THREE MONTHS ENDED
                                                    APRIL 1, 1998   JUNE 2, 1998          JUNE 30,
                                                         TO              TO         --------------------
                                                    JUNE 1, 1998    JUNE 30, 1998     1998       1999
                                                    -------------   -------------   --------   ---------
Lodging revenues:
  Rooms...........................................     $32,896         $17,202      $50,098     $48,854
  Other departmental..............................       1,981             931        2,912       2,734
Net management fees...............................       7,684           3,881       11,565       8,753
Other fees........................................       4,442           1,823        6,265       3,200
                                                       -------         -------      -------     -------
                                                        47,003          23,837       70,840      63,541
                                                       -------         -------      -------     -------
Lodging expenses:
  Rooms...........................................       7,435           3,831       11,266      11,085
  Other departmental..............................       1,196             563        1,759       1,769
  Property costs..................................       8,371           4,270       12,641      13,905
General and administrative........................       2,105             771        2,876       3,510
Payroll and related benefits......................       4,239           1,412        5,651       5,048
Lease expense.....................................      15,744           8,424       24,168      23,612
Depreciation and amortization.....................         841           1,555        2,396       5,434
                                                       -------         -------      -------     -------
                                                        39,931          20,826       60,757      64,363
                                                       -------         -------      -------     -------
Operating income (loss)...........................       7,072           3,011       10,083        (822)
Other income (expense):
  Interest, net...................................          80              35          115          96
  Other, net......................................         172             101          273       1,181
  Loss on sale of investment in hotel real
     estate.......................................          --              --           --        (876)
                                                       -------         -------      -------     -------
Income (loss) before income tax expense...........       7,324           3,147       10,471        (421)
Income tax expense................................       2,926           1,256        4,182         249
                                                       -------         -------      -------     -------
Income (loss) before minority interest............       4,398           1,891        6,289        (670)
Minority interest.................................          10               5           15      (1,045)
                                                       -------         -------      -------     -------
Net income........................................     $ 4,388         $ 1,886      $ 6,274     $   375
                                                       =======         =======      =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                                    PREDECESSOR       SUCCESSOR     COMBINED   SUCCESSOR
                                                  ---------------   -------------   --------   ---------
                                                            PERIOD FROM
                                                  -------------------------------     SIX MONTHS ENDED
                                                  JANUARY 1, 1998   JUNE 2, 1998          JUNE 30,
                                                        TO               TO         --------------------
                                                   JUNE 1, 1998     JUNE 30, 1998     1998       1999
                                                  ---------------   -------------   --------   ---------
Lodging revenues:
  Rooms.........................................      $74,265          $17,202      $91,467     $89,124
  Other departmental............................        4,504              931        5,435       5,059
Net management fees.............................       18,018            3,881       21,899      17,322
Other fees......................................        9,976            1,823       11,799       6,180
                                                      -------          -------      -------     -------
                                                      106,763           23,837      130,600     117,685
                                                      -------          -------      -------     -------
Lodging expenses:
  Rooms.........................................       17,173            3,831       21,004      20,820
  Other departmental............................        2,674              563        3,237       3,275
  Property costs................................       19,987            4,270       24,257      26,722
General and administrative......................        6,115              771        6,886       7,588
Payroll and related benefits....................       10,982            1,412       12,394       9,956
Lease expense...................................       34,515            8,424       42,939      44,509
Depreciation and amortization...................        2,152            1,555        3,707      10,092
                                                      -------          -------      -------     -------
                                                       93,598           20,826      114,424     122,962
                                                      -------          -------      -------     -------
Operating income (loss).........................       13,165            3,011       16,176      (5,277)
Other income (expense):
  Interest, net.................................          204               35          239         155
  Other, net....................................          474              101          575       1,563
  Loss on sale of investment in hotel real
     estate.....................................           --               --           --        (876)
                                                      -------          -------      -------     -------
Income (loss) before income tax expense
  (benefit).....................................       13,843            3,147       16,990      (4,435)
Income tax expense (benefit)....................        5,528            1,256        6,784      (1,376)
                                                      -------          -------      -------     -------
Income (loss) before minority interest..........        8,315            1,891       10,206      (3,059)
Minority interest...............................           24                5           29        (996)
                                                      -------          -------      -------     -------
Net income (loss)...............................      $ 8,291          $ 1,886      $10,177     $(2,063)
                                                      =======          =======      =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                      PREDECESSOR       SUCCESSOR     COMBINED   SUCCESSOR
                                                    ---------------   -------------   --------   ---------
                                                              PERIOD FROM
                                                    -------------------------------     SIX MONTHS ENDED
                                                    JANUARY 1, 1998   JUNE 2, 1998          JUNE 30,
                                                          TO               TO         --------------------
                                                     JUNE 1, 1998     JUNE 30, 1998     1998       1999
                                                    ---------------   -------------   --------   ---------
Cash flows from operating activities:
  Net income (loss)...............................     $  8,291         $  1,886      $10,177    $ (2,063)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization.................        2,152            1,555        3,707      10,092
    Equity in earnings from unconsolidated
       subsidiaries...............................         (513)            (101)        (614)     (1,525)
    Deferred income taxes.........................       (1,555)           1,106         (449)        (52)
    Other.........................................          200               32          232        (160)
  Cash (used) provided by assets and liabilities:
    Accounts receivable, net......................       (3,661)          (3,100)      (6,761)       (174)
    Prepaid expenses and other assets.............          307             (609)        (302)       (923)
    Related party receivables.....................         (341)             (44)        (385)        295
    Accounts payable..............................        1,053           (3,226)      (2,173)      1,632
    Accrued liabilities...........................       12,426              814       13,240      12,178
                                                       --------         --------      -------    --------
       Net cash provided by (used in) operating
         activities...............................       18,359           (1,687)      16,672      19,300
                                                       --------         --------      -------    --------
Cash flows from investing activities:
  Net investment in direct financing leases.......          145             (797)        (652)        534
  Change in restricted cash.......................          540             (576)         (36)        562
  Purchase of property and equipment, net.........         (709)             (19)        (728)        (75)
  Purchases of marketable securities..............           --               --           --      (1,324)
  Proceeds from sale of marketable securities.....           --               --           --       1,113
  Proceeds from sale of investment in hotel real
    estate........................................           --               --           --      13,654
  Net cash received from unconsolidated
    subsidiaries..................................        1,085               67        1,152       1,176
  Net investment in management contracts..........         (666)             (27)        (693)       (176)
  Merger-related acquisition costs................           --          (10,159)     (10,159)     (8,303)
  Change in affiliate receivables, net............        2,043              231        2,274        (623)
  Other...........................................          236             (141)          95          96
                                                       --------         --------      -------    --------
    Net cash provided by (used in) investing
       activities.................................        2,674          (11,421)      (8,747)      6,634
                                                       --------         --------      -------    --------
Cash flows from financing activities:
  Repayment of long-term debt.....................         (180)              --         (180)         --
  Proceeds from sale of common stock..............           --               --           --       2,120
  Net (distributions to) contributions from
    minority interests............................          (44)              15          (29)      6,934
  Related party payables..........................       (9,234)           5,290       (3,944)    (15,135)
  Net (distributions to) contributions from
    owners........................................       (9,840)           8,473       (1,367)     16,659
                                                       --------         --------      -------    --------
       Net cash (used in) provided by financing
         activities...............................      (19,298)          13,778       (5,520)     10,578
                                                       --------         --------      -------    --------
Net increase in cash and cash equivalents.........        1,735              670        2,405      36,512
Cash and cash equivalents at beginning of
  period..........................................        2,432            4,167        2,432       1,652
                                                       --------         --------      -------    --------
Cash and cash equivalents at end of period........     $  4,167         $  4,837      $ 4,837    $ 38,164
                                                       ========         ========      =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               PRO FORMA (NOTE 3)
                                                  --------------------------------------------
                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                  ------------------        ------------------
                                                   1998       1999           1998       1999
                                                  -------    -------        -------    -------
Lodging revenues:
  Rooms.......................................    $50,098    $48,854        $91,467    $89,124
  Other departmental..........................      2,912      2,734          5,435      5,059
Net management fees...........................      8,122      7,014         15,166     13,702
Other fees....................................      4,977      2,776          9,237      5,550
                                                  -------    -------        -------    -------
                                                   66,109     61,378        121,305    113,435
                                                  -------    -------        -------    -------
Lodging expenses:
  Rooms.......................................     11,266     11,085         21,004     20,820
  Other departmental..........................      1,759      1,769          3,237      3,275
  Property costs..............................     12,641     13,905         24,257     26,722
General and administrative....................      2,859      3,704          6,858      8,032
Payroll and related benefits..................      4,645      5,198         10,287     10,256
Lease expense.................................     24,168     23,612         42,939     42,509
Depreciation and amortization.................      4,532      5,434          9,086     10,092
                                                  -------    -------        -------    -------
                                                   61,870     64,707        117,668    121,706
                                                  -------    -------        -------    -------
Operating income (loss).......................      4,239     (3,329)         3,637     (8,271)
Other income (expense):
  Interest, net...............................        259        219            527        422
  Other, net..................................        (40)        38            (40)        38
                                                  -------    -------        -------    -------
Income (loss) before income tax expense
  (benefit)...................................      4,458     (3,072)         4,124     (7,811)
Income tax expense (benefit)..................        835       (522)           806     (1,343)
                                                  -------    -------        -------    -------
Income (loss) before minority interest........      3,623     (2,550)         3,318     (6,468)
Minority interest.............................      2,373     (1,768)         2,110     (4,454)
                                                  -------    -------        -------    -------
Net income (loss).............................    $ 1,250    $  (782)       $ 1,208    $(2,014)
                                                  =======    =======        =======    =======
Pro forma earnings per common share and common
  share equivalent:
  Basic.......................................    $   .20    $  (.12)       $   .19    $  (.31)
                                                  =======    =======        =======    =======
  Diluted.....................................    $   .20    $  (.12)       $   .19    $  (.31)
                                                  =======    =======        =======    =======
Pro forma weighted average number of common
  share and common share equivalents
  outstanding:
  Basic.......................................  6,394,996  6,394,996      6,394,996  6,394,996
                                                =========  =========      =========  =========

  Diluted.....................................  6,394,996  6,394,996      6,394,996  6,394,996
                                                =========  =========      =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (together with its subsidiaries, "Old Interstate") was merged into Wyndham International, Inc., formerly Patriot American Hospitality, Inc. ("Wyndham"), on June 2, 1998 (the "Merger"). Prior to the Merger, Marriott International, Inc. ("Marriott") filed a lawsuit to stop the closing of the Merger as a result of a dispute over certain franchise agreements between Marriott and Old Interstate. On June 18, 1999, pursuant to a settlement agreement with Marriott with respect to the lawsuit, Wyndham transferred the third-party hotel management business of Old Interstate, equity interests in The Charles Hotel Complex, a hotel, retail and office complex located in Cambridge, Massachusetts, and long-term leasehold interests in hotels, as well as certain other assets and liabilities of Old Interstate, to a new entity, Interstate Hotels Corporation (together with its subsidiaries, the "Company"), which Wyndham then spun-off to its shareholders (the "Spin-off"). As a result of the Spin-off, 92% of the common shares of the Company were distributed to Wyndham's shareholders, Marriott was issued a 4% ownership interest in the Company's common stock and Wyndham retained a 4% interest in the Company's common stock.

     The financial statements have been prepared using the predecessor basis of accounting for the period from January 1, 1998 to June 1, 1998, and the successor basis of accounting for the period from June 2, 1998 to December 31, 1998, as well as for the periods presented in 1999, to coincide with the periods before and after the Merger. The Merger was accounted for using the purchase method of accounting, and the Merger consideration was allocated by Wyndham on the basis of the fair market value of the assets of Old Interstate. The Spin-off was accounted for using the historical basis of accounting. The statements of operations and cash flows contain columns for the three and six months ended June 30, 1998 that combine the predecessor and successor periods, as the Company deems this presentation to be informative to the reader of such financial statements. When used herein, "consolidated financial statements" refers to the historical combined financial statements of the Company prior to the Spin-off and the historical consolidated financial statements of the Company thereafter.

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of Old Interstate's financial statements prior to the Merger using the predecessor basis of accounting, and from Wyndham's financial statements subsequent to the Merger using the successor basis of accounting, which gives effect to the allocation of Merger consideration. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels which were spun-off with the Company. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for all periods presented.

     The Company has two principal subsidiaries. Interstate Hotels, LLC ("IH LLC") has assumed the third-party hotel management business previously conducted by Old Interstate and holds the leasehold interests in the Company's leased hotels, as well as provides ancillary services such as centralized purchasing, equipment leasing and insurance services. The Company owns a 45% managing member interest and Wyndham owns a 55% non-controlling ownership interest in IH LLC. The other subsidiary, IHC II, LLC, has entered into management contracts to manage eleven Wyndham-owned hotels and subcontracted the management under these contracts to Marriott. The Company owns a 99.99% interest and Marriott owns a
 .01% interest in this subsidiary.

     In accordance with IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham and allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION--CONTINUED
     The Company includes the revenues and expenses and assets and liabilities of leased hotels in the financial statements because the risk of operating these hotels is borne by the Company, as lessee, under the terms of the leases. Revenues and expenses from the operation of managed hotels are not included in the financial statements because the hotel management contracts are generally cancellable, not transferable and do not shift the risks of operation to the Company. Therefore, the Company records revenues from management fees only for its managed hotels.

2. INTERIM FINANCIAL STATEMENTS:

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Registration Statement on Form S-1 (No. 333-67065) filed with the SEC on November 10, 1998, as amended (the "Registration Statement").

     The accompanying consolidated interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

3. PRO FORMA INFORMATION:

     The unaudited pro forma consolidated statements of operations for the three and six-month periods ended June 30, 1998 and 1999 include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1998. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge for additional incentive lease expense for 1999 resulting from the settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off. The Company has elected to present comparative pro forma consolidated statements of operations for the three and six-month periods ended June 30, 1998 and 1999 due to the significance of the pro forma adjustments on the historical operating results.

     The pro forma information is based in part upon information contained in, and should be read in conjunction with, the Company's Registration Statement. In management's opinion, all material pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project what the results of operations of the Company will be for any future period.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

4. EARNINGS PER SHARE:

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of the financial statements of Old Interstate and Wyndham, and principally include those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management and leasing businesses conducted by the Company. The Company believes that the historical earnings per share calculations required in accordance with Statement of Financial Accounting Standard No. 128 are not meaningful for periods prior to the Spin-off and, therefore, have not been provided. In addition, the Company does not believe that a historical earnings per share calculation for the partial 12-day period between the date of the Spin-off through June 30, 1999 is meaningful. Rather, pro forma earnings per share is a more meaningful measure of the Company's results of operations for the periods presented.

     The pro forma earnings per share for the three and six-month periods ended June 30, 1998 and 1999 have been calculated by dividing pro forma net income by the pro forma weighted average number of common shares deemed to be outstanding, which includes certain restricted common shares that are expected to be issued in the third quarter of 1999, pursuant to employment agreements that were entered into during the first half of 1999. Pro forma net income reflects the transactions discussed in Note 1 and other required adjustments discussed in
Note 3 as if all of the transactions had occurred on January 1, 1998.

5. PREFERRED AND COMMON STOCK:

     The Company has the authority to issue up to 10,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors of the Company without shareholder approval. The rights of the holders of the Company's common stock will be subject to, and may be affected by, the rights of the holders of any such preferred stock that may be issued in the future.

     The following table represents the number of shares of common stock authorized, issued and outstanding as of June 30, 1999.

                                                                                      ISSUED AND
                                                           PAR VALUE    AUTHORIZED    OUTSTANDING
                                                           ---------    ----------    -----------
Class A common stock.....................................    $.01       62,000,000     5,759,885
Class B common stock.....................................    $.01        1,500,000       242,555
Class C common stock.....................................    $.01        1,500,000        60,639
                                                                        ----------     ---------
                                                                        65,000,000     6,063,079
                                                                        ==========     =========

6. SALE OF INVESTMENT IN HOTEL REAL ESTATE:

     On June 18, 1999, the Company completed the previously announced sale of substantially all of its equity interests in The Charles Hotel Complex. The Company sold a 1% general partnership interest and an 82.9% limited partnership interest in Intercarp Limited Partnership, which is a general partner in Charles Square Associates, the managing partner in CH&S Limited Partnership, which is the owner of The Charles Hotel Complex. The Company, through IH LLC, received $13,500 in cash and a $5,750 secured non-recourse promissory note in connection with the sale. The promissory note pays quarterly interest only, at a rate of 10% per annum, until maturity in 2002. The loss of $876 on the sale is included in "loss on sale of investment in hotel real estate" in the consolidated statements of operations and is allocated 100% to Wyndham in "minority interest" in the consolidated statements of operations in accordance with IH LLC's limited liability company agreement. This agreement also requires that the proceeds and interest from the promissory note be allocated entirely to the Company.

     The Company is the sole general partner of Cambridge Hotel Associates, the manager of The Charles Hotel. The management contract for The Charles Hotel was amended in connection with the sale to provide for a

                       (UNAUDITED, DOLLARS IN THOUSANDS)

6. SALE OF INVESTMENT IN HOTEL REAL ESTATE--CONTINUED reduction in management fees payable to the Company in exchange for an extension of the term of the management contract to ten years and IH LLC's agreement to cause the Company to loan the owner of the hotel up to $2,500.

7. INCOME TAXES:

     Prior to the Spin-off, the entities that comprised the Company were included in the consolidated federal income tax returns of Old Interstate or Wyndham and all tax liabilities were paid by either Old Interstate or Wyndham. The income tax provision presented in the consolidated financial statements through the Spin-off date has been calculated as if the Company had prepared and filed separate income tax returns for those periods. The income tax liability for all current income taxes for purposes of these consolidated financial statements through the Spin-off date have been settled with either Old Interstate or Wyndham through owners' equity. Effective with the Spin-off, the Company will file a separate tax return. Such return will include an allocation of the operating results of IH LLC based on its 45% share of the taxable operating results of IH LLC, except for the loss on the sale of equity interests in The Charles Hotel Complex, which is allocated 100% to Wyndham, as discussed in Note 6.

     The effective tax rate used after the Spin-off is based on the Company's expected effective tax rate for the period ended December 31, 1999, and varies from the statutory tax rate as a result of the allocations of the taxable operating results of IH LLC to minority interests, as discussed above.

8. SUPPLEMENTAL CASH FLOW INFORMATION:

     In connection with the Merger, in the period from June 2, 1998 to June 30, 1998, the Company excluded from the consolidated statements of cash flows a non-cash step-up in basis of $52,002 arising from the allocation of Merger consideration, which includes an increase to management contract costs of $59,702, a decrease in other assets related to hotel leases of $7,700 and a deferred tax liability of $5,458.

     In 1999, as a result of the Spin-off, the Company excluded from the consolidated statements of cash flows non-cash equity transfers of $57,614 to minority interests, representing the net book value of Wyndham's 55% non-controlling ownership interest in IH LLC, a transfer of Wyndham's share of the net deferred tax liability of $5,289, and the net book value of the common stock distributed to the shareholders of the Company of $65,456. Prior to the Spin-off, the Company excluded from the consolidated statements of cash flows the contribution of Wyndham stock valued at $2,172 that was used to reduce accrued liabilities recorded in connection with the Merger. In addition, as a result of the sale of the equity interests in The Charles Hotel Complex, the Company excluded from the consolidated statements of cash flows the receipt of a $5,750 secured non-recourse promissory note, which were received as proceeds from the sale, and the elimination of $2,409 of third-party minority interests of Intercarp Limited Partnership.

9. SEGMENT INFORMATION:

     The Company's reportable segments are: operations of luxury and upscale hotels, operations of mid-scale, upper economy and budget hotels and The Charles Hotel (hotel ownership). The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget segment derives revenues from managing and leasing hotels and certain specialized support services. The Charles Hotel segment consisted principally of an equity investment in The Charles Hotel Complex, which was sold during the second quarter, as discussed in
Note 6. The operations of this segment differ from those of the other segments and the results are separately reviewed by the Company's chief operating decision maker.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

9. SEGMENT INFORMATION--CONTINUED
     The table below presents revenue and operating income information for each reportable segment for the three and six-month periods ended June 30, 1998 and 1999.

                                                             PERIOD FROM
                                                    -----------------------------   THREE MONTHS ENDED
                                                    APRIL 1, 1998   JUNE 2, 1998         JUNE 30,
                                                         TO              TO         -------------------
                                                    JUNE 1, 1998    JUNE 30, 1998     1998       1999
                                                    -------------   -------------   --------   --------
Revenues:
Luxury and Upscale Hotels.........................     $11,256         $ 5,258      $16,514    $10,909
Mid-Scale, Upper Economy and Budget Hotels........      35,747          18,579       54,326     52,632
                                                       -------         -------      -------    -------
Consolidated totals...............................     $47,003         $23,837      $70,840    $63,541
                                                       =======         =======      =======    =======
Operating income (loss):
Luxury and Upscale Hotels.........................       5,947           2,551        8,498        279
Mid-Scale, Upper Economy and Budget Hotels........       1,125             460        1,585     (1,101)
                                                       -------         -------      -------    -------
Consolidated totals...............................     $ 7,072         $ 3,011      $10,083    $  (822)
                                                       =======         =======      =======    =======

                                                          PERIOD FROM
                                                -------------------------------    SIX MONTHS ENDED
                                                JANUARY 1, 1998   JUNE 2, 1998         JUNE 30,
                                                      TO               TO         -------------------
                                                 JUNE 1, 1998     JUNE 30, 1998     1998       1999
                                                ---------------   -------------   --------   --------
Revenues:
Luxury and Upscale Hotels.....................     $ 26,010          $ 5,258      $ 31,268   $ 21,618
Mid-Scale, Upper Economy and Budget Hotels....       80,753           18,579        99,332     96,067
                                                   --------          -------      --------   --------
Consolidated totals...........................     $106,763          $23,837      $130,600   $117,685
                                                   ========          =======      ========   ========
Operating income (loss):
Luxury and Upscale Hotels.....................       11,887            2,551        14,438        764
Mid-Scale, Upper Economy and Budget Hotels*...        1,278              460         1,738     (6,041)
                                                   --------          -------      --------   --------
Consolidated totals...........................     $ 13,165          $ 3,011      $ 16,176   $ (5,277)
                                                   ========          =======      ========   ========

---------------
* The 1999 amount includes a $2,000 one-time charge in the first quarter of 1999 for additional incentive rent resulting from the settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization included in segment operating income for the three and six-month periods ended June 30, 1998 and 1999 were as follows:

                                                               PERIOD FROM             THREE MONTHS
                                                      -----------------------------        ENDED
                                                      APRIL 1, 1998   JUNE 2, 1998       JUNE 30,
                                                           TO              TO         ---------------
                                                      JUNE 1, 1998    JUNE 30, 1998    1998     1999
                                                      -------------   -------------   ------   ------
Luxury and Upscale Hotels...........................      $291           $1,096       $1,387   $4,157
Mid-Scale, Upper Economy and Budget Hotels..........       550              459        1,009    1,277
                                                          ----           ------       ------   ------
Consolidated totals.................................      $841           $1,555       $2,396   $5,434
                                                          ====           ======       ======   ======

                       (UNAUDITED, DOLLARS IN THOUSANDS)

9. SEGMENT INFORMATION--CONTINUED

                                                             PERIOD FROM
                                                   -------------------------------   SIX MONTHS ENDED
                                                   JANUARY 1, 1998   JUNE 2, 1998        JUNE 30,
                                                         TO               TO         ----------------
                                                    JUNE 1, 1998     JUNE 30, 1998    1998     1999
                                                   ---------------   -------------   ------   -------
Luxury and Upscale Hotels........................      $  776           $1,096       $1,872   $ 7,502
Mid-Scale, Upper Economy and Budget Hotels.......       1,376              459        1,835     2,590
                                                       ------           ------       ------   -------
Consolidated totals..............................      $2,152           $1,555       $3,707   $10,092
                                                       ======           ======       ======   =======

     The net book value of intangible and other assets by segment as of June 30, 1998 and 1999 were as follows:

                                                              JUNE 30, 1998    JUNE 30, 1999
                                                              -------------    -------------
Luxury and Upscale Hotels...................................    $ 61,425          $49,751
Mid-Scale, Upper Economy and Budget Hotels..................      47,597           41,348
                                                                --------          -------
Consolidated totals.........................................    $109,022          $91,099
                                                                ========          =======

     The following table reconciles the Company's measure of segment profit to consolidated net income for the three and six-month periods ended June 30, 1998 and 1999.

                                                              PERIOD FROM
                                                     -----------------------------   THREE MONTHS ENDED
                                                     APRIL 1, 1998   JUNE 2, 1998         JUNE 30,
                                                          TO              TO         -------------------
                                                     JUNE 1, 1998    JUNE 30, 1998     1998       1999
                                                     -------------   -------------   --------   --------
Total after-tax operating income (loss)............     $4,243          $1,807       $ 6,050    $  (341)
Unallocated amounts, net of tax:
  Interest, net....................................         48              21            69         44
  Other, net.......................................        103              61           164        709
  Minority interest................................         (6)             (3)           (9)       (37)
                                                        ------          ------       -------    -------
Consolidated net income............................     $4,388          $1,886       $ 6,274    $   375
                                                        ======          ======       =======    =======

                                                             PERIOD FROM
                                                   -------------------------------   SIX MONTHS ENDED
                                                   JANUARY 1, 1998   JUNE 2, 1998        JUNE 30,
                                                         TO               TO         -----------------
                                                    JUNE 1, 1998     JUNE 30, 1998    1998      1999
                                                   ---------------   -------------   -------   -------
Total after-tax operating income (loss)..........      $7,899           $1,807       $ 9,706   $(3,014)
Unallocated amounts, net of tax:
  Interest, net..................................         122               21           143        79
  Other, net.....................................         284               61           345       938
  Minority interest..............................         (14)              (3)          (17)      (66)
                                                       ------           ------       -------   -------
Consolidated net income (loss)...................      $8,291           $1,886       $10,177   $(2,063)
                                                       ======           ======       =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Pro forma total revenues decreased by $4.7 million, or 7.2%, from $66.1 million in the three months ended June 30, 1998 (the "1998 Three Months") to $61.4 million in the three months ended June 30, 1999 (the "1999 Three Months") and by $7.9 million, or 6.5%, from $121.3 million in the six months ended June 30, 1998 (the "1998 Six Months") to $113.4 million in the six months ended June 30, 1999 (the "1999 Six Months"). A portion of this decrease related to lodging revenues, which consist of rooms, food and beverage and other departmental revenues from the leased hotels. Pro forma lodging revenues decreased by $1.4 million, or 2.7%, from $53.0 million in the 1998 Three Months to $51.6 million in the 1999 Three Months and by $2.7 million, or 2.8%, from $96.9 million in the 1998 Six Months to $94.2 million in the 1999 Six Months. This decrease was due to the net loss of nine hotel operating leases since April 1, 1998 due to the divestiture of these hotels by Equity Inns, Inc., increased competition and the general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels have been undergoing renovations which reduced rooms available and impacted operating results negatively.

     The average daily room rate for the leased hotels increased by 7.3%, from $72.15 during the 1998 Three Months to $77.44 during the 1999 Three Months, and the average occupancy rate decreased to 69.8% during the 1999 Three Months from 73.3% during the 1998 Three Months. This resulted in an increase in room revenue per available room of 2.2% to $54.08 during the 1999 Three Months. During the six-month periods, the average daily room rate for the leased hotels increased by 6.3%, from $71.11 during the 1998 Six Months to $75.56 during the 1999 Six Months, and the average occupancy rate decreased to 65.6% during the 1999 Six Months from 68.9% during the 1998 Six Months. This resulted in an increase in room revenue per available room of 1.2% to $49.59 during the 1999 Six Months. The statistical results of our leased hotels reflect the current trends within the lodging industry. As such, the increase in the average daily room rate resulted from inflation and improvement resulting from our management expertise. The decrease in the average occupancy rate resulted from both an increase of new supply within the lodging industry and the renovations noted above.

     Pro forma net management fees decreased by $1.1 million, or 13.6%, from $8.1 million in the 1998 Three Months to $7.0 million in the 1999 Three Months and by $1.5 million, or 9.7%, from $15.2 million in the 1998 Six Months to $13.7 million in the 1999 Six Months. This decrease was due to the net loss of 14 management contracts since April 1, 1998, primarily due to the divestiture of hotels by third-party owners. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company from adding new management contracts. Pro forma other fees decreased by $2.2 million, or 44.2%, from $5.0 million in the 1998 Three Months to $2.8 million in the 1999 Three Months and by $3.6 million, or 39.9%, from $9.2 million in the 1998 Six Months to $5.6 million in the 1999 Six Months. This decrease was due to a decrease in the total number of hotels operated in the 1999 periods as compared to the 1998 periods. A significant portion of this decrease resulted from a decrease in pro forma insurance revenues, which decreased by $1.0 million from the 1998 Three Months to the 1999 Three Months and by $1.8 million from the 1998 Six Months to the 1999 Six Months. This decrease is primarily due to the decrease in the total number of hotels operated in 1999 compared to 1998 and a reduction in the amount of financial indemnity for the Company's self-insured health and welfare plan.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels. Pro forma lodging expenses increased by $1.1 million, or 4.3%, from $25.7 million in the 1998 Three Months to $26.8 million in the 1999 Three Months and by $2.3 million, or 4.8%, from $48.5 million in the 1998 Six Months to $50.8 million in the 1999 Six Months. This increase was partially due to increased costs associated with the third-party reservation system for many of the leased hotels. The operating margin of the leased hotels decreased from 51.6% during the 1998 Three Months to 48.1% during the 1999 Three Months and from 50.0% during the 1998 Six Months to 46.0% during the 1999 Six Months.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses increased by $0.8 million, or 29.6%, from $2.9 million in the 1998 Three Months to $3.7 million in the 1999 Three Months and by $1.1 million, or 17.1%, from $6.9 million in the 1998 Six Months to $8.0 million in the 1999 Six Months. This increase resulted from increased costs of $1.4 million during the 1999 Six Months associated with a deficiency between actual claims and the amount of premiums received under the Company's self-insured health and welfare plan, offset by reductions in development expenses and legal and accounting costs. Pro forma general and administrative expenses as a percentage of pro forma revenues increased to 6.0% during the 1999 Three Months compared to 4.3% during the 1998 Three Months and to 7.1% during the 1999 Six Months compared to 5.7% during the 1998 Six Months. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Pro forma operating income decreased by $7.5 million from $4.2 million in the 1998 Three Months to a pro forma operating loss of $3.3 million in the 1999 Three Months. For the six-month periods, pro forma operating income decreased by $11.9 million from $3.6 million in 1998 to a pro forma operating loss of $8.3 million in 1999. This decrease is primarily due to the decrease in total revenues and constant or increased operating expenses from 1998 to 1999.

     Pro forma income tax expense (benefit) for both 1998 and 1999 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Pro forma minority interest reflects Wyndham's 55% non-controlling interest in IH LLC, the successor to the third-party hotel management and leasing businesses previously conducted by Old Interstate prior to the Merger.

     As a result of the changes noted above, a pro forma net loss of $0.8 million was incurred in the 1999 Three Months as compared to pro forma net income of $1.3 million in the 1998 Three Months. For the six-month periods, a pro forma net loss of $2.0 million was incurred in 1999 as compared to pro forma net income of $1.2 million in 1998.

HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Total revenues decreased by $7.3 million, or 10.3%, from $70.8 million in the 1998 Three Months to $63.5 million in the 1999 Three Months and by $12.9 million, or 9.9%, from $130.6 million in the 1998 Six Months to $117.7 million in the 1999 Six Months. A portion of this decrease related to lodging revenues. Lodging revenues decreased by $1.4 million, or 2.7%, from $53.0 million in the 1998 Three Months to $51.6 million in the 1999 Three Months and by $2.7 million, or 2.8%, from $96.9 million in the 1998 Six Months to $94.2 million in the 1999 Six Months. This decrease was due to the net loss of nine hotel operating leases since April 1, 1998 due to the divestiture of these hotels by Equity Inns, Inc., increased competition and the general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels have been undergoing renovations which reduced rooms available and impacted operating results negatively.

     Net management fees decreased by $2.8 million, or 24.3%, from $11.6 million in the 1998 Three Months to $8.8 million in the 1999 Three Months and by $4.6 million, or 20.9%, from $21.9 million in the 1998 Six Months to $17.3 million in the 1999 Six Months. This decrease was due to the net loss of 31 management contracts since April 1, 1998, which includes 18 hotels whose management was transferred to a subsidiary of Wyndham subsequent to the Merger. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company from adding new management contracts. Other fees decreased by $3.1 million, or 48.9%, from $6.3 million in the 1998 Three Months to $3.2 million in the 1999 Three Months and by $5.6 million, or 47.6%, from $11.8 million in the 1998 Six Months to $6.2 million in the 1999 Six Months. This decrease was due to a decrease in the total number of hotels operated in the 1999 periods as compared to the 1998 periods. A significant portion of this decrease resulted from a decrease in insurance revenues, which decreased by $1.4 million from the 1998 Three Months to the 1999 Three Months and by $2.8 million from the 1998 Six Months to the 1999 Six Months. This decrease is primarily due to the decrease in the total number of hotels operated in 1999 compared to 1998 and a reduction in the amount of financial indemnity for the Company's self-insured health and welfare plan.

     Lodging expenses increased by $1.1 million, or 4.3%, from $25.7 million in the 1998 Three Months to $26.8 million in the 1999 Three Months and by $2.3 million, or 4.8%, from $48.5 million in the 1998 Six Months to $50.8 million in the 1999 Six Months. This increase was partially due to increased costs associated with the third-party reservation system for many of the leased hotels. The operating margin of the leased hotels decreased from 51.6% during the 1998 Three Months to 48.1% during the 1999 Three Months and from 50.0% during the 1998 Six Months to 46.0% during the 1999 Six Months.

     General and administrative expenses increased by $0.6 million, or 22.0%, from $2.9 million in the 1998 Three Months to $3.5 million in the 1999 Three Months and by $0.7 million, or 10.2%, from $6.9 million in the 1998 Six Months to $7.6 million in the 1999 Six Months. This increase resulted from increased costs of $1.4 million during the 1999 Six Months associated with a deficiency between actual claims and the amount of premiums received under the Company's self-insured health and welfare plan, offset by reductions in development expenses and legal and accounting costs. General and administrative expenses as a percentage of revenues increased to 5.5% during the 1999 Three Months compared to 4.1% during the 1998 Three Months and to 6.4% during the 1999 Six Months compared to 5.3% during the 1998 Six Months. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Payroll and related benefits decreased by $0.7 million, or 10.7%, from $5.7 million in the 1998 Three Months to $5.0 million in the 1999 Three Months and by $2.4 million, or 19.7%, from $12.4 million in the 1998 Six Months to $10.0 million in the 1999 Six Months. This decrease was due to elimination of salaries and related benefits of employees who were terminated subsequent to the Merger and whose positions have been eliminated. Payroll and related benefits as a percentage of revenues decreased slightly to 7.9% during the 1999 Three Months compared to 8.0% during the 1998 Three Months and decreased to 8.5% during the 1999 Six Months compared to 9.5% during the 1998 Six Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels. Lease expense decreased by $0.6 million, or 2.3%, from $24.2 million in the 1998 Three Months to $23.6 million in the 1999 Three Months due to a decrease in lodging revenues from 1998 to 1999. However, lease expense increased by $1.6 million, or 3.7%, from $42.9 million in the 1998 Six Months to $44.5 million in the 1999 Six Months. This increase resulted from a $2.0 million one-time charge in the first quarter for additional incentive rent for 1999 resulting from the settlement of a dispute with Equity Inns, Inc. resulting from to the Merger.

     Depreciation and amortization increased by $3.0 million from $2.4 million in the 1998 Three Months to $5.4 million in the 1999 Three Months and by $6.4 million from $3.7 million in the 1998 Six Months to $10.1 million in the 1999 Six Months. This increase was due to incremental amortization of management contract costs associated with the step-up in basis arising from the allocation of Merger consideration. The management contract costs have been stated at their estimated fair market values and are being amortized using the straight-line method over five years.

     Operating income decreased by $10.9 million from $10.1 million in the 1998 Three Months to an operating loss of $0.8 million in the 1999 Three Months. For the six-month periods, operating income decreased by $21.5 million from $16.2 million in 1998 to an operating loss of $5.3 million in 1999. This decrease is primarily due to the decrease in total revenues and the increase in depreciation and amortization from 1998 to 1999.

     Other income in the three and six-month periods increased by approximately $1.0 million from 1998 to 1999 primarily due to an increase in equity in earnings from The Charles Hotel Complex, which resulted from the Company's acquisition of additional equity interests in The Charles Hotel Complex during the latter half of 1998.

     Loss on sale of investment in hotel real estate resulted from the sale of the Company's equity interests in The Charles Hotel Complex on June 18, 1999.

     Income tax expense (benefit) for both 1998 and 1999 was computed based on an effective tax rate of 40% after reduction of minority interest, except for the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex in 1999, which was allocated 100% to Wyndham.

     Minority interest in 1999 primarily reflects Wyndham's 55% non-controlling interest in IH LLC retained in the Spin-off. In addition, the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex was allocated 100% to Wyndham.

     As a result of the changes noted above, net income decreased by $5.9 million from $6.3 million in the 1998 Three Months to $0.4 million in the 1999 Three Months. For the six-month periods, a net loss of $2.1 million was incurred in 1999 as compared to net income of $10.2 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $38.2 million at June 30, 1999 compared to $1.7 million at December 31, 1998, and current assets exceeded current liabilities by $18.4 million at June 30, 1999. In connection with the Spin-off, Wyndham agreed to ensure that IH LLC did not have a working capital deficit as of April 30, 1999. In addition, Wyndham agreed to provide working capital to the Company in the amount of $16.3 million, less positive working capital, if any, of IH LLC. Currently, the Company and Wyndham have not finalized the reconciliation of the working capital, as well as other related matters. In addition, Wyndham agreed to reimburse the Company for potential expenditures relating to such things as year 2000 compliance, loan forgiveness and pending litigation, which are expected to approximate $5.7 million.

     The Company's principal source of liquidity during the 1999 Six Months was cash from operations. Net cash provided by operating activities was $19.3 million during the 1999 Six Months compared to $16.7 million during the 1998 Six Months. The increase primarily resulted from higher earnings and lower amortization in the 1998 Six Months compared to lower earnings with higher amortization in the 1999 Six Months, as well as an increase in accounts receivable of $6.8 million during the 1998 Six Months with a corresponding increase of only $0.2 million during the 1999 Six Months. Net cash of $6.6 million was provided from investing activities during the 1999 Six Months compared to net cash of $8.7 million used in investing activities during the 1998 Six Months. The increase was primarily related to the receipt of $13.5 million of proceeds from the sale of equity interests in The Charles Hotel Complex during the 1999 Six Months and a decrease of $1.9 million in amounts paid in connection with the Merger during the 1999 Six Months compared to the 1998 Six Months. The Company's capital expenditure budget through December 31, 1999 relating to current operations is approximately $2.7 million, consisting primarily of expenditures for computer and related equipment. The Company intends to fund these expenditures from its cash and cash equivalents and from payments from Wyndham, as discussed above. Net cash of $10.6 million was provided by financing activities during the 1999 Six Months compared to net cash of $5.5 million used in financing activities during the 1998 Six Months. During the 1999 Six Months, $35.5 million was received from Wyndham in connection with the Spin-off and $2.1 million was received from Marriott in exchange for a 4% ownership interest in the Company. These amounts were offset by the use of $11.9 million for net distributions to Wyndham and the repayment of $15.1 million that was borrowed from related entities to meet short-term cash requirements.

     In accordance with IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham and allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

     The Company intends to pursue future opportunities to manage or lease hotels on behalf of third-party owners, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. The Company believes that the cash that was provided by Wyndham at the time of the Spin-off and future cash flow provided by operations may be insufficient to fully fund the execution of its business and growth strategy. As a result, the Company will be required to obtain debt or equity financing or modify its business plan. While the Company presently intends to seek to obtain additional debt or equity financing, there can be no assurance that any such financing will be available to the Company on acceptable terms, or at all. If the Company does not obtain additional financing, its pursuit of its business strategy and growth may be impaired.

YEAR 2000 COMPLIANCE

     The year 2000 issue relates to computer programs written using two digits rather than four to define the applicable year. Computer programs written this way may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of hotel operations or a temporary inability to process transactions, prepare financial statements or engage in similar normal business activities.

     We have developed and begun implementing a comprehensive plan (i) to address potential year 2000 problems both at our corporate offices and at the hotels we manage and lease, and (ii) to minimize the impact on operations to the extent possible. Our plan, which is designed to identify and address potential problems in the most critical operational systems first in order to minimize any disruption in service to hotel guests, consists of the following four steps:

Step 1 - Inventory:                         Conduct an inventory to identify (a) all computer
                                            hardware and software systems and building systems in
                                            use and (b) any potential year 2000 problems that may
                                            exist in such systems
Step 2 - Vendor Survey:                     Identify and contact third-party vendors to determine
                                            whether their systems or services are or will be made
                                            year 2000 compliant
Step 3 - Planning and Cost Estimation:      Prepare a prioritized year 2000 compliance plan for
                                            remediation or replacement of non-compliance systems
Step 4 - Implementation and Testing:        Implement the year 2000 compliance plan prepared in
                                            Step 3 and test all systems to ensure maximum possible
                                            compliance and develop contingency plans for
                                            continuing operations in the event problems arise

     We engaged a consultant to complete Steps 1 and 2, at an estimated cost of $13,500 per hotel for upscale hotels and $7,500 for midscale and economy hotels. We have instructed the hotels that we operate to increase their capital budgets for 1999 to accommodate this cost. The inventories at the hotels and our corporate offices have been completed. In addition, we are currently reviewing and cataloguing the responses to the year 2000 readiness questionnaires that we sent out to our third-party vendors.

     Step 3 is being performed through a joint effort between management and hotel owner representatives and a year 2000 consultant. At this time, we cannot identify the total costs that will be incurred to complete Steps 3 and 4. Our management and information systems department has substantially completed the written assessments, however, which prioritize the corporate and hotel year 2000 compliance plans for remediation and estimate the costs of such remediation. Once each written assessment is finalized, we are able to provide an estimate of those costs for each hotel. On the corporate level, the implementation process described in Step 4 above is already in progress based on the completed inventory and written assessment. In addition, many of the hotels we manage are also in the process of implementing their remediation and testing plans. We have instructed all hotels that we manage and lease to include in their capital budgets an amount ranging from $10,000 to $50,000, depending on the size of the hotel, to be utilized for these purposes. As specific costs become known, the budgets will be adjusted as necessary.

     We believe that the expenses incurred to complete the year 2000 compliance program at each managed hotel are the responsibility of the hotel owner, and we believe that the terms of our management contracts provide adequate basis for this position. Nonetheless, it is possible that some third-party hotel owners may challenge this position. With respect to the hotels leased by us, we also believe that the expenses associated with year 2000 compliance with respect to our leased hotels are the responsibility of the hotel owner. To the extent that such expense is not considered a capital expenditure, however, it may be deemed to be our responsibility. Further, we will be responsible for funding the year 2000 compliance expenses for corporate operations. The costs incurred to date have not been material. We have provided for approximately $2.7 million in capital expenditures in our 1999 management and information systems capital budget, approximately $2.4 million of which is expected to be spent addressing our year 2000 issues.

     In connection with the Spin-off, Wyndham agreed to pay up to $929,000 of the corporate level year 2000 compliance related expenses, and this amount was funded into an escrow account at the time of the Spin-off. In addition, to the extent that we are responsible for any year 2000 compliance related expenses with respect to our leased hotels, Wyndham is obligated to indemnify us for up to $1.2 million of such expenses. Any remaining expenses not funded by Wyndham will be funded by us through operating cash flow.

     Our time and cost estimates for year 2000 compliance are based on currently available information. These estimates could be affected by unforeseen developments including the availability and cost of trained personnel, the ability to locate and correct problems in all relevant systems, and the year 2000 compliance efforts of our third-party vendors. We believe the most likely "worst-case" scenario is that our third-party vendors may not be year 2000 compliant, which could potentially cause disruptions in operations at hotels which use the services of such third-party vendors. In addition, operations at our hotels outside the United States may be adversely affected by failures of businesses in those countries to take adequate steps to address the year 2000 problem. While such failures could affect critical operations at our hotels in a significant manner, we cannot at present estimate either the likelihood or the potential cost of such failures. The contingency plans for continuing operations referenced in Step 4 described above are being developed to address these failures, using existing disaster contingency plans in place at our hotels. In addition, while we believe the indemnification provisions in our management contracts and leases provide adequate protection from liability that may arise from a failure to be year 2000 compliant, such failure could result in lower hotel revenues (and, as a result, lower management fee revenues) because of general adverse economic conditions and lower profits caused by expenses incurred with contingency plans.

FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

     Forward-looking statements are not guarantees of future performance. The Company's forward-looking statements are based on trends that the Company's management anticipates in the lodging industry and the effect on those trends of such factors as industry capacity, the seasonal nature of the lodging industry and product demand and pricing. In addition, such forward-looking statements are subject to the Company's reversing the current negative trend in its business and financial results.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) In connection with the Spin-off, on June 18, 1999 the Company issued 242,555 shares of Class B common stock, par value $0.01 per share, to Marriott in consideration for $2.1 million and 181,916 shares of Class A common stock and 60,639 shares of Class C common stock, each with a par value $0.01 per share, to Wyndham in exchange for the cancellation of 100 shares of Class C common stock and 9,900 shares of Class B common stock of the Company held by Wyndham. The shares were issued without registration under the Securities Act of 1933 pursuant to the exemption afforded by Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

       2.1      Distribution Agreement, dated June 18, 1999, among Patriot
                American Hospitality, Inc., Wyndham International, Inc., the
                Company and Interstate Hotels, LLC
       3.1      Articles of Amendment and Restatement
       3.2      Articles Supplementary Classifying and Designating Series A
                Junior Participating Cumulative Preferred Stock
       3.3      Amended and Restated Bylaws
       10.1 Amended and Restated Limited Liability Company Agreement, dated June 18, 1999, of Interstate Hotels, LLC
       10.2 Voting Agreement, dated June 18, 1999, among the Company and the identified stockholders of the Company
       10.3     Fifth Amendment, dated April 23, 1999, to the Settlement
                Agreement, dated May 27, 1998, among Marriott International,
                Inc., Interstate Hotels Corporation, Interstate Hotels
                Company, Patriot American Hospitality, Inc. and Wyndham
                International, Inc. (the "Settlement Agreement")(1)
       10.4     Sixth Amendment, dated May 14, 1999, to the Settlement
                Agreement(1)
       10.5     Asset Purchase Agreement, dated May 7, 1999, among IHC/Chaz
                Corporation, PAH-Management Corporation and F&H Realty,
                LLC(2)
       10.6     Instrument of Assignment and Assumption, dated June 18,
                1999, made by IHC/Chaz Corporation and PAH-Management
                Corporation in favor of Interstate Hotels, LLC(2)
       10.7     Instrument of Assignment and Assumption, dated June 18,
                1999, made by F&H Realty, LLC in favor of F&H GP
                Corporation(2)
       10.8     Employment Agreement, dated June 18, 1999, between the
                Company and J. William Richardson
       10.9     Interstate Hotels Corporation 1999 Equity Incentive Plan
       10.9.1   Form of Standard Stock Option Agreement
       10.9.2 Form of Stock Option Agreement for certain employees with employment agreements
       10.10    Interstate Hotels Corporation Stock Purchase Plan
       27.1     Financial Data Schedule

     (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this Report is filed.
---------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-67065) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 18, 1999 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: August 16, 1999                     By:    /s/ J. WILLIAM RICHARDSON
                                             -----------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)