Form 10-Q
period 1999-09-30
INTERSTATE HOTELS CORP
filed 1999-11-15
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     The Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at November 4, 1999 was 6,394,996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Consolidated Balance Sheets - December 31, 1998 and
          September 30, 1999..........................................      2
          Consolidated Statements of Operations - Historical Three
          Months Ended September 30, 1998 and September 30, 1999......      3
          Consolidated Statements of Operations - Historical Periods
          from January 1, 1998 to June 1, 1998 and from June 2, 1998 to September 30, 1998, Combined Nine Months Ended September
          30, 1998 and Historical Nine Months Ended September 30,
          1999........................................................      4
          Consolidated Statements of Cash Flows - Historical Periods
          from January 1, 1998 to June 1, 1998 and from June 2, 1998 to September 30, 1998, Combined Nine Months Ended September
          30, 1998 and Historical Nine Months Ended September 30,
          1999........................................................      5
          Consolidated Statements of Operations - Pro Forma Three
          Months and Nine Months Ended September 30, 1998 and
          September 30, 1999..........................................      6
          Notes to Consolidated Financial Statements..................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................     19

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998            1999
                                                              ------------    -------------
                                                                  (A)          (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,652        $ 37,032
  Accounts receivable, net..................................      16,816          18,039
  Deferred income taxes.....................................         615           1,741
  Net investment in direct financing leases.................         827             578
  Prepaid expenses and other assets.........................         741           1,724
  Related party receivables--management contracts...........       1,085             421
                                                                --------        --------
    Total current assets....................................      21,736          59,535
Restricted cash.............................................       2,201           1,646
Marketable securities.......................................       2,609           2,138
Property and equipment, net.................................       4,076           3,677
Officers and employees notes receivable.....................       2,803           3,573
Affiliate receivables.......................................       3,381           9,263
Net investment in direct financing leases...................       1,680           1,122
Investment in hotel real estate.............................      22,150             300
Intangibles and other assets................................     100,521          86,878
                                                                --------        --------
    Total assets............................................    $161,157        $168,132
                                                                ========        ========
               LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable--trade...................................       2,413           2,060
  Accounts payable--health trust............................       1,785           3,762
  Accounts payable--related parties.........................      18,597              --
  Accrued payroll and related benefits......................       6,120           6,981
  Accrued rent..............................................       5,043          10,617
  Accrued merger costs......................................       9,344             404
  Other accrued liabilities.................................       9,236          15,794
                                                                --------        --------
    Total current liabilities...............................      52,538          39,618
Deferred income taxes.......................................      11,053           6,108
Deferred compensation.......................................       2,609           2,138
                                                                --------        --------
    Total liabilities.......................................      66,200          47,864
Minority interest...........................................       2,350          55,477
Commitments and contingencies...............................          --              --
Owners' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares
    issued or outstanding...................................          --              --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,063,079
    shares issued and outstanding as of September 30,
    1999....................................................          --              61
  Paid-in capital...........................................          --          65,630
  Retained deficit..........................................          --            (900)
  Owners' equity............................................      92,607              --
                                                                --------        --------
    Total owners' equity....................................      92,607          64,791
                                                                --------        --------
    Total liabilities and owners' equity....................    $161,157        $168,132
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

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Lodging revenues:
  Rooms.....................................................  $  51,109   $  52,013
  Other departmental........................................      2,875       2,899
Net management fees.........................................      9,504       7,535
Other fees..................................................      5,482       3,114
                                                              ---------   ---------
                                                                 68,970      65,561
                                                              ---------   ---------
Lodging expenses:
  Rooms.....................................................     11,131      12,075
  Other departmental........................................      1,745       1,919
  Property costs............................................     14,422      15,141
General and administrative..................................      2,664       3,765
Payroll and related benefits................................      5,527       4,935
Lease expense...............................................     24,773      25,595
Depreciation and amortization...............................      4,568       4,620
                                                              ---------   ---------
                                                                 64,830      68,050
                                                              ---------   ---------
Operating income (loss).....................................      4,140      (2,489)
Other income:
  Interest, net.............................................        280         517
  Other, net................................................        413          --
                                                              ---------   ---------
Income (loss) before income tax expense (benefit)...........      4,833      (1,972)
Income tax expense (benefit)................................      1,912        (376)
                                                              ---------   ---------
Income (loss) before minority interest......................      2,921      (1,596)
Minority interest...........................................         54      (1,031)
                                                              ---------   ---------
Net income (loss)...........................................  $   2,867   $    (565)
                                                              =========   =========
Earnings per common share and common share equivalent
  (Note 4):
  Basic.....................................................  $      --   $    (.09)
                                                              =========   =========
  Diluted...................................................  $      --   $    (.09)
                                                              =========   =========
Weighted average number of common share and common share
  equivalents outstanding:
  Basic.....................................................         --   6,063,079
                                                              =========   =========
  Diluted...................................................         --   6,063,079
                                                              =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                              PREDECESSOR         SUCCESSOR        COMBINED   SUCCESSOR
                                            ---------------   ------------------   --------   ---------
                                                        PERIOD FROM
                                            ------------------------------------    NINE MONTHS ENDED
                                            JANUARY 1, 1998      JUNE 2, 1998         SEPTEMBER 30,
                                                  TO                  TO           --------------------
                                             JUNE 1, 1998     SEPTEMBER 30, 1998     1998       1999
                                            ---------------   ------------------   --------   ---------
Lodging revenues:
  Rooms...................................      $74,265            $68,311         $142,576   $141,137
  Other departmental......................        4,504              3,806            8,310      7,958
Net management fees.......................       18,018             13,385           31,403     24,857
Other fees................................        9,976              7,305           17,281      9,294
                                                -------            -------         --------   --------
                                                106,763             92,807          199,570    183,246
                                                -------            -------         --------   --------
Lodging expenses:
  Rooms...................................       16,115             14,750           30,865     32,895
  Other departmental......................        2,674              2,308            4,982      5,194
  Property costs..........................       21,045             18,904           39,949     41,863
General and administrative................        6,115              3,435            9,550     11,353
Payroll and related benefits..............       10,982              6,939           17,921     14,891
Lease expense.............................       34,515             33,197           67,712     70,104
Depreciation and amortization.............        2,152              6,123            8,275     14,712
                                                -------            -------         --------   --------
                                                 93,598             85,656          179,254    191,012
                                                -------            -------         --------   --------
Operating income (loss)...................       13,165              7,151           20,316     (7,766)
Other income (expense):
  Interest, net...........................          204                315              519        672
  Other, net..............................          474                514              988      1,563
  Loss on sale of investment in hotel real
     estate...............................           --                 --               --       (876)
                                                -------            -------         --------   --------
Income (loss) before income tax expense
  (benefit)...............................       13,843              7,980           21,823     (6,407)
Income tax expense (benefit)..............        5,528              3,168            8,696     (1,752)
                                                -------            -------         --------   --------
Income (loss) before minority interest....        8,315              4,812           13,127     (4,655)
Minority interest.........................           24                 59               83     (2,027)
                                                -------            -------         --------   --------
Net income (loss).........................      $ 8,291            $ 4,753         $ 13,044   $ (2,628)
                                                =======            =======         ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                  PREDECESSOR         SUCCESSOR        COMBINED   SUCCESSOR
                                                ---------------   ------------------   --------   ---------
                                                            PERIOD FROM
                                                ------------------------------------    NINE MONTHS ENDED
                                                JANUARY 1, 1998      JUNE 2, 1998         SEPTEMBER 30,
                                                      TO                  TO           --------------------
                                                 JUNE 1, 1998     SEPTEMBER 30, 1998     1998       1999
                                                ---------------   ------------------   --------   ---------
Cash flows from operating activities:
  Net income (loss)...........................     $  8,291            $  4,753        $13,044    $ (2,628)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation and amortization.............        2,152               6,123          8,275      14,712
    Equity in earnings from unconsolidated
       subsidiaries...........................         (513)               (515)        (1,028)     (1,525)
    Deferred income taxes.....................       (1,555)              6,119          4,564        (782)
    Other.....................................          200                 123            323      (1,191)
  Cash (used) provided by assets and
    liabilities:
    Accounts receivable, net..................       (3,661)               (675)        (4,336)     (1,223)
    Prepaid expenses and other assets.........          307                 366            673        (983)
    Related party receivables.................         (341)                558            217         664
    Accounts payable..........................        1,053              (2,771)        (1,718)      2,485
    Accrued liabilities.......................       12,426              (1,017)        11,409      13,495
                                                   --------            --------        --------   --------
       Net cash provided by operating
         activities...........................       18,359              13,064         31,423      23,024
                                                   --------            --------        --------   --------
Cash flows from investing activities:
  Net investment in direct financing leases...          145                (693)          (548)        807
  Change in restricted cash...................          540                (714)          (174)        555
  Purchase of property and equipment, net.....         (709)                (32)          (741)       (302)
  Purchases of marketable securities..........           --                  --             --      (2,030)
  Proceeds from sale of marketable
    securities................................           --                  --             --       1,941
  Proceeds from sale of investment in hotel
    real estate...............................           --                  --             --      13,654
  Net cash received from unconsolidated
    subsidiaries..............................        1,085              (2,793)        (1,708)      1,176
  Net investment in management contracts......         (666)                (78)          (744)       (352)
  Merger-related acquisition costs............           --             (21,538)       (21,538)     (8,941)
  Change in affiliate receivables, net........        2,043                 372          2,415        (482)
  Other.......................................          236                 779          1,015        (786)
                                                   --------            --------        --------   --------
       Net cash provided by (used in)
         investing activities.................        2,674             (24,697)       (22,023)      5,240
                                                   --------            --------        --------   --------
Cash flows from financing activities:
  Repayment of long-term debt.................         (180)                 --           (180)         --
  Proceeds from sale of common stock..........           --                  --             --       2,120
  Net (distributions to) contributions from
    minority interests........................          (44)                 12            (32)      6,934
  Related party payables......................       (9,234)              3,591         (5,643)    (18,597)
  Net (distributions to) contributions from
    owners....................................       (9,840)              7,043         (2,797)     16,659
                                                   --------            --------        --------   --------
       Net cash (used in) provided by
         financing activities.................      (19,298)             10,646         (8,652)      7,116
                                                   --------            --------        --------   --------
Net increase (decrease) in cash and cash
  equivalents.................................        1,735                (987)           748      35,380
Cash and cash equivalents at beginning of
  period......................................        2,432               4,167          2,432       1,652
                                                   --------            --------        --------   --------
Cash and cash equivalents at end of period....     $  4,167            $  3,180        $ 3,180    $ 37,032
                                                   ========            ========        ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              PRO FORMA (NOTE 3)
                                                ----------------------------------------------
                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                ------------------        --------------------
                                                 1998       1999            1998        1999
                                                -------    -------        --------    --------
Lodging revenues:
  Rooms.....................................    $51,109    $52,013        $142,576    $141,137
  Other departmental........................      2,875      2,899           8,310       7,958
Net management fees.........................      7,884      6,847          23,050      20,549
Other fees..................................      4,390      3,087          13,627       8,637
                                                -------    -------        --------    --------
                                                 66,258     64,846         187,563     178,281
                                                -------    -------        --------    --------
Lodging expenses:
  Rooms.....................................     11,131     12,075          30,865      32,895
  Other departmental........................      1,745      1,919           4,982       5,194
  Property costs............................     14,422     15,141          39,949      41,863
General and administrative..................      2,914      3,765           9,772      11,797
Payroll and related benefits................      5,115      5,085          15,402      15,341
Lease expense...............................     24,773     25,595          67,712      68,104
Depreciation and amortization...............      4,562      4,620          13,648      14,712
                                                -------    -------        --------    --------
                                                 64,662     68,200         182,330     189,906
                                                -------    -------        --------    --------
Operating income (loss).....................      1,596     (3,354)          5,233     (11,625)
Other income (expense):
  Interest, net.............................        423        512             950         934
  Other, net................................         --         --             (40)         38
                                                -------    -------        --------    --------
Income (loss) before income tax expense
  (benefit).................................      2,019     (2,842)          6,143     (10,653)
Income tax expense (benefit)................        394       (534)          1,200      (1,877)
                                                -------    -------        --------    --------
Income (loss) before minority interest......      1,625     (2,308)          4,943      (8,776)
Minority interest...........................      1,032     (1,506)          3,142      (5,960)
                                                -------    -------        --------    --------
Net income (loss)...........................    $   593    $  (802)       $  1,801    $ (2,816)
                                                =======    =======        ========    ========
Pro forma earnings per common share and
  common share equivalent:
  Basic.....................................    $   .09    $  (.13)       $    .28    $   (.44)
                                                =======    =======        ========    ========
  Diluted...................................    $   .09    $  (.13)       $    .28    $   (.44)
                                                =======    =======        ========    ========
Pro forma weighted average number of common
  share and common share equivalents
  outstanding:
  Basic.....................................    6,394,996  6,394,996      6,394,996   6,394,996
                                                =========  =========      =========   =========

  Diluted...................................    6,394,996  6,394,996      6,394,996   6,394,996
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

     The financial statements have been prepared using the predecessor basis of accounting for the period from January 1, 1998 to June 1, 1998, and the successor basis of accounting for the period from June 2, 1998 to December 31, 1998, as well as for the periods presented in 1999, to coincide with the periods before and after the Merger. The Merger was accounted for using the purchase method of accounting, and the Merger consideration was allocated by Wyndham on the basis of the fair market value of the assets of Old Interstate. The Spin-off was accounted for using the historical basis of accounting. The statements of operations and cash flows contain columns for the nine months ended September 30, 1998 that combine the predecessor and successor periods, as the Company deems this presentation to be informative to the reader of such financial statements. When used herein, "consolidated financial statements" refers to the historical combined financial statements of the Company prior to the Spin-off and the historical consolidated financial statements of the Company thereafter.

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of Old Interstate's financial statements prior to the Merger using the predecessor basis of accounting, and from Wyndham's financial statements subsequent to the Merger using the successor basis of accounting, which gives effect to the allocation of the Merger consideration. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels which were retained by the Company in connection with the Spin-off. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for all periods presented.

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

3. PRO FORMA INFORMATION:

     The unaudited pro forma consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and 1999 include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1998. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge for additional incentive lease expense for 1999 resulting from the settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off. The Company has elected to present comparative pro forma consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and 1999 due to the significance of the pro forma adjustments on the historical operating results.

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

                       (UNAUDITED, DOLLARS IN THOUSANDS)

4. EARNINGS PER SHARE:

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of the financial statements of Old Interstate and Wyndham, and principally include those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management and leasing businesses conducted by the Company. The Company believes that the historical earnings per share calculations required in accordance with Statement of Financial Accounting Standard No. 128 are not meaningful for periods prior to the Spin-off and, therefore, have not been provided. In addition, the Company does not believe that a historical earnings per share calculation for the period between the date of the Spin-off through September 30, 1999 is meaningful. Rather, historical three-month period ended September 30, 1999 earnings per share and pro forma earnings per share are a more meaningful measure of the Company's results of operations for the periods presented.

     The historical earnings per share for the three-month period ended September 30, 1999 has been calculated by dividing net income by the weighted average number of shares of common stock deemed to be outstanding. The pro forma earnings per share for the three and nine-month periods ended September 30, 1998 and 1999 have been calculated by dividing pro forma net income by the pro forma weighted average number of common shares deemed to be outstanding, which includes certain restricted common shares that were issued in October 1999. Pro forma net income reflects the transactions discussed in Note 1 and other required adjustments discussed in Note 3 as if all of the transactions had occurred on January 1, 1998.

5. INCOME TAXES:

     Prior to the Spin-off, the entities that comprised the Company were included in the consolidated federal income tax returns of Old Interstate or Wyndham and all tax liabilities were paid by either Old Interstate or Wyndham. The income tax provision presented in the consolidated financial statements through the Spin-off date has been calculated as if the Company had prepared and filed separate income tax returns for those periods. The income tax liability for all current income taxes for purposes of these consolidated financial statements through the Spin-off date have been settled with either Old Interstate or Wyndham through owners' equity. Effective with the Spin-off, the Company will file a separate tax return. Such return will include an allocation of the operating results of IH LLC based on its 45% share of the taxable operating results of IH LLC.

     The effective tax rate used after the Spin-off is based on the Company's expected effective tax rate for the period ended December 31, 1999, and varies from the statutory tax rate as a result of the allocations of the taxable operating results of IH LLC to minority interests, as discussed above.

6. SUPPLEMENTAL CASH FLOW INFORMATION:

     In connection with the Merger, in the period from June 2, 1998 to September 30, 1998, the Company excluded from the consolidated statements of cash flows a non-cash step-up in basis of $40,886 arising from the allocation of Merger consideration, which includes an increase to management contract costs of $48,586, a decrease in other assets related to hotel leases of $7,700 and a deferred tax liability of $5,458.

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

                       (UNAUDITED, DOLLARS IN THOUSANDS)

7. SEGMENT INFORMATION:

     The Company's reportable segments historically were: (i) operations of luxury and upscale hotels, (ii) operations of mid-scale, upper economy and budget hotels and (iii) The Charles Hotel (hotel ownership). The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget segment derives revenues from managing and leasing hotels and certain specialized support services. The Charles Hotel segment consisted principally of an equity investment in The Charles Hotel Complex, which was sold during the second quarter.

     The table below presents revenue and operating income information for each reportable segment for the three and nine-month periods ended September 30, 1998 and 1999.

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Revenues:
Luxury and Upscale Hotels...................................  $ 13,993   $  9,519
Mid-Scale, Upper Economy and Budget Hotels..................    54,977     56,042
                                                              --------   --------
Consolidated totals.........................................  $ 68,970   $ 65,561
                                                              ========   ========
Operating income (loss):
Luxury and Upscale Hotels...................................     4,272       (207)
Mid-Scale, Upper Economy and Budget Hotels..................      (132)    (2,282)
                                                              --------   --------
Consolidated totals.........................................  $  4,140   $ (2,489)
                                                              ========   ========

                                                        PERIOD FROM
                                            ------------------------------------    NINE MONTHS ENDED
                                            JANUARY 1, 1998      JUNE 2, 1998         SEPTEMBER 30,
                                                  TO                  TO           -------------------
                                             JUNE 1, 1998     SEPTEMBER 30, 1998     1998       1999
                                            ---------------   ------------------   --------   --------
Revenues:
Luxury and Upscale Hotels.................     $ 26,010            $19,251         $ 45,261   $ 31,137
Mid-Scale, Upper Economy and Budget
  Hotels..................................       80,753             73,556          154,309    152,109
                                               --------            -------         --------   --------
Consolidated totals.......................     $106,763            $92,807         $199,570   $183,246
                                               ========            =======         ========   ========
Operating income (loss):
Luxury and Upscale Hotels.................       11,887              6,823           18,710        557
Mid-Scale, Upper Economy and Budget
  Hotels*.................................        1,278                328            1,606     (8,323)
                                               --------            -------         --------   --------
Consolidated totals.......................     $ 13,165            $ 7,151         $ 20,316   $ (7,766)
                                               ========            =======         ========   ========

---------------
* The 1999 amount includes a $2,000 one-time charge in the first quarter of 1999 for additional incentive rent resulting from the settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

7. SEGMENT INFORMATION--CONTINUED
     Depreciation and amortization included in segment operating income for the three and nine-month periods ended September 30, 1998 and 1999 were as follows:

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Luxury and Upscale Hotels...................................  $3,355     $3,343
Mid-Scale, Upper Economy and Budget Hotels..................   1,213      1,277
                                                              ------     ------
Consolidated totals.........................................  $4,568     $4,620
                                                              ======     ======

                                                           PERIOD FROM
                                               ------------------------------------   NINE MONTHS ENDED
                                               JANUARY 1, 1998      JUNE 2, 1998        SEPTEMBER 30,
                                                     TO                  TO           ------------------
                                                JUNE 1, 1998     SEPTEMBER 30, 1998    1998       1999
                                               ---------------   ------------------   -------   --------
Luxury and Upscale Hotels....................      $  776              $4,450         $5,226    $10,844
Mid-Scale, Upper Economy and Budget Hotels...       1,376               1,673          3,049      3,868
                                                   ------              ------         ------    -------
Consolidated totals..........................      $2,152              $6,123         $8,275    $14,712
                                                   ======              ======         ======    =======

     The net book value of intangible and other assets by segment as of December 31, 1998 and September 30, 1999 were as follows:

                                                            DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                            -----------------    ------------------
Luxury and Upscale Hotels.................................      $ 55,487              $45,472
Mid-Scale, Upper Economy and Budget Hotels................        45,034               41,406
                                                                --------              -------
Consolidated totals.......................................      $100,521              $86,878
                                                                ========              =======

     The following table reconciles the Company's measure of segment profit to consolidated net income for the three and nine-month periods ended September 30, 1998 and 1999.

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1999
                                                              ------     -------
Total after-tax operating income (loss).....................  $2,483     $(1,494)
Unallocated amounts, net of tax:
  Interest, net.............................................     168         310
  Other, net................................................     248          --
  Minority interest.........................................     (32)        619
                                                              ------     -------
Consolidated net income (loss)..............................  $2,867     $  (565)
                                                              ======     =======

                                                           PERIOD FROM
                                               ------------------------------------   NINE MONTHS ENDED
                                               JANUARY 1, 1998      JUNE 2, 1998        SEPTEMBER 30,
                                                     TO                  TO           -----------------
                                                JUNE 1, 1998     SEPTEMBER 30, 1998    1998      1999
                                               ---------------   ------------------   -------   -------
Total after-tax operating income (loss)......      $7,899              $4,291         $12,190   $(4,659)
Unallocated amounts, net of tax:
  Interest, net..............................         122                 189             311       403
  Other, net.................................         284                 309             593       412
  Minority interest..........................         (14)                (36)            (50)    1,216
                                                   ------              ------         -------   -------
Consolidated net income (loss)...............      $8,291              $4,753         $13,044   $(2,628)
                                                   ======              ======         =======   =======

                       (UNAUDITED, DOLLARS IN THOUSANDS)

8. SUBSEQUENT EVENT:

     In November 1999, the Company acquired one hotel with 156 rooms for a total acquisition cost, including closing costs, of approximately $12,700. This acquisition was accounted for using the purchase method of accounting. The operating results of this hotel have not been included in the pro forma financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Pro forma total revenues decreased by $1.5 million, or 2.1%, from $66.3 million in the three months ended September 30, 1998 (the "1998 Three Months") to $64.8 million in the three months ended September 30, 1999 (the "1999 Three Months") and by $9.3 million, or 4.9%, from $187.6 million in the nine months ended September 30, 1998 (the "1998 Nine Months") to $178.3 million in the nine months ended September 30, 1999 (the "1999 Nine Months"). A portion of this decrease related to lodging revenues, which consist of rooms, food and beverage and other departmental revenues from the leased hotels. Pro forma lodging revenues increased by $0.9 million, or 1.7%, from $54.0 million in the 1998 Three Months to $54.9 million in the 1999 Three Months and decreased by $1.8 million, or 1.2%, from $150.9 million in the 1998 Nine Months to $149.1 million in the 1999 Nine Months. This decrease was due to the net loss of four hotel operating leases since January 1, 1998 due primarily to the divestiture of these hotels by Equity Inns, Inc., increased competition and the general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels have been undergoing renovations, which reduced rooms available and impacted operating results negatively.

     The average daily room rate for the leased hotels increased by 6.0%, from $74.66 during the 1998 Three Months to $79.17 during the 1999 Three Months, and the average occupancy rate decreased to 70.0% during the 1999 Three Months from 73.9% during the 1998 Three Months. This resulted in a slight increase in room revenue per available room of 0.4% to $55.40 during the 1999 Three Months. During the nine-month periods, the average daily room rate for the leased hotels increased by 6.0%, from $72.40 during the 1998 Nine Months to $76.73 during the 1999 Nine Months, and the average occupancy rate decreased to 67.2% during the 1999 Nine Months from 70.4% during the 1998 Nine Months. This resulted in an increase in room revenue per available room of 1.1% to $51.56 during the 1999 Nine Months. The statistical results of our leased hotels reflect the current trends within the lodging industry. As such, the increase in the average daily room rate resulted from inflationary rate increases and improvement resulting from our management expertise. The decrease in the average occupancy rate resulted from both an increase of new supply within the lodging industry and the renovations noted above.

     Pro forma net management fees decreased by $1.1 million, or 13.2%, from $7.9 million in the 1998 Three Months to $6.8 million in the 1999 Three Months and by $2.5 million, or 10.9%, from $23.0 million in the 1998 Nine Months to $20.5 million in the 1999 Nine Months. This decrease was due to the net loss of 25 management contracts since January 1, 1998, primarily due to the divestiture of hotels by third-party owners. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company from adding new management contracts. Pro forma other fees decreased by $1.3 million, or 29.7%, from $4.4 million in the 1998 Three Months to $3.1 million in the 1999 Three Months and by $5.0 million, or 36.6%, from $13.6 million in the 1998 Nine Months to $8.6 million in the 1999 Nine Months. This decrease was due to a decrease in the total number of hotels operated in the 1999 periods as compared to the 1998 periods. A significant portion of this decrease resulted from a decrease in pro forma insurance revenues, which decreased by $0.9 million from the 1998 Three Months to the 1999 Three Months and by $2.7 million from the 1998 Nine Months to the 1999 Nine Months. This decrease is primarily due to the decrease in the total number of hotels operated in 1999 compared to 1998 and a reduction in the amount of financial indemnity for the Company's self-insured health and welfare plan.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels. Pro forma lodging expenses increased by $1.8 million, or 6.7%, from $27.3 million in the 1998 Three Months to $29.1 million in the 1999 Three Months and by $4.2 million, or 5.5%, from $75.8 million in the 1998 Nine Months to $80.0 million in the 1999 Nine Months. This increase was partially due to increased costs associated with the third-party reservation system for many of the leased hotels. The operating margin of the leased hotels decreased from 49.4% during the 1998 Three Months to 46.9% during the 1999 Three Months and from 49.8% during the 1998 Nine Months to 46.4% during the 1999 Nine Months.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses increased by $0.9 million, or 29.2%, from $2.9 million in the 1998 Three Months to $3.8 million in the 1999 Three Months and by $2.0 million, or 20.7%, from $9.8 million in the 1998 Nine Months to $11.8 million in the 1999 Nine Months. This increase resulted from increased costs of $2.0 million during the 1999 Nine Months associated with a deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. Pro forma general and administrative expenses as a percentage of pro forma revenues increased to 5.8% during the 1999 Three Months compared to 4.4% during the 1998 Three Months and to 6.6% during the 1999 Nine Months compared to 5.2% during the 1998 Nine Months. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Pro forma operating income decreased by $5.0 million from $1.6 million in the 1998 Three Months to a pro forma operating loss of $3.4 million in the 1999 Three Months. For the nine-month periods, pro forma operating income decreased by $16.8 million from $5.2 million in 1998 to a pro forma operating loss of $11.6 million in 1999. This decrease is primarily due to the decrease in total revenues and constant or increased operating expenses from 1998 to 1999.

     Pro forma income tax expense (benefit) for both 1998 and 1999 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Pro forma minority interest reflects Wyndham's 55% non-controlling interest in IH LLC, the successor to the third-party hotel management and leasing businesses previously conducted by Old Interstate prior to the Merger.

     As a result of the changes noted above, a pro forma net loss of $0.8 million was incurred in the 1999 Three Months as compared to pro forma net income of $0.6 million in the 1998 Three Months. For the nine-month periods, a pro forma net loss of $2.8 million was incurred in 1999 as compared to pro forma net income of $1.8 million in 1998.

HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues decreased by $3.4 million, or 4.9%, from $69.0 million in the 1998 Three Months to $65.6 million in the 1999 Three Months and by $16.4 million, or 8.2%, from $199.6 million in the 1998 Nine Months to $183.2 million in the 1999 Nine Months. A portion of this decrease related to lodging revenues. Lodging revenues increased by $0.9 million, or 1.7%, from $54.0 million in the 1998 Three Months to $54.9 million in the 1999 Three Months and decreased by $1.8 million, or 1.2%, from $150.9 million in the 1998 Nine Months to $149.1 million in the 1999 Nine Months. This decrease was due to the net loss of four hotel operating leases since January 1, 1998 due primarily to the divestiture of these hotels by Equity Inns, Inc., increased competition and the general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels have been undergoing renovations, which reduced rooms available and impacted operating results negatively.

     Net management fees decreased by $2.0 million, or 20.7%, from $9.5 million in the 1998 Three Months to $7.5 million in the 1999 Three Months and by $6.5 million, or 20.9%, from $31.4 million in the 1998 Nine Months to $24.9 million in the 1999 Nine Months. This decrease was due to the net loss of 54 management contracts since January 1, 1998, which includes 29 hotels whose management was transferred to either Wyndham or Marriott resulting from to the Merger and Spin-off. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company from adding new management contracts. Other fees decreased by $2.4 million, or 43.2%, from $5.5 million in the 1998 Three Months to $3.1 million in the 1999 Three Months and by $8.0 million, or 46.2%, from $17.3 million in the 1998 Nine Months to $9.3 million in the 1999 Nine Months. This decrease was due to a decrease in the total number of hotels operated in the 1999 periods as compared to the 1998 periods. A significant portion of this decrease resulted from a decrease in insurance revenues, which decreased by $1.6 million from the 1998 Three Months to the 1999 Three Months and by $4.5 million from the 1998 Nine Months to the 1999 Nine Months. This decrease is primarily due to the decrease in the total number of hotels operated in 1999 compared to

1998 and a reduction in the amount of financial indemnity for the Company's self-insured health and welfare plan.

     Lodging expenses increased by $1.8 million, or 6.7%, from $27.3 million in the 1998 Three Months to $29.1 million in the 1999 Three Months and by $4.2 million, or 5.5%, from $75.8 million in the 1998 Nine Months to $80.0 million in the 1999 Nine Months. This increase was partially due to increased costs associated with the third-party reservation system for many of the leased hotels. The operating margin of the leased hotels decreased from 49.4% during the 1998 Three Months to 46.9% during the 1999 Three Months and from 49.8% during the 1998 Nine Months to 46.4% during the 1999 Nine Months.

     General and administrative expenses increased by $1.1 million, or 41.3%, from $2.7 million in the 1998 Three Months to $3.8 million in the 1999 Three Months and by $1.8 million, or 18.9%, from $9.6 million in the 1998 Nine Months to $11.4 million in the 1999 Nine Months. This increase resulted from increased costs of $2.0 million during the 1999 Nine Months associated with a deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. General and administrative expenses as a percentage of revenues increased to 5.7% during the 1999 Three Months compared to 3.9% during the 1998 Three Months and to 6.2% during the 1999 Nine Months compared to 4.8% during the 1998 Nine Months. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Payroll and related benefits decreased by $0.6 million, or 10.7%, from $5.5 million in the 1998 Three Months to $4.9 million in the 1999 Three Months and by $3.0 million, or 16.9%, from $17.9 million in the 1998 Nine Months to $14.9 million in the 1999 Nine Months. This decrease was due to elimination of salaries and related benefits of employees who were terminated subsequent to the Merger and whose positions have been eliminated. Payroll and related benefits as a percentage of revenues decreased to 7.5% during the 1999 Three Months compared to 8.0% during the 1998 Three Months and decreased to 8.1% during the 1999 Nine Months compared to 9.0% during the 1998 Nine Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels. Lease expense increased by $0.8 million, or 3.3%, from $24.8 million in the 1998 Three Months to $25.6 million in the 1999 Three Months due to a slight increase in lodging revenues from 1998 to 1999. Lease expense increased by $2.4 million, or 3.5%, from $67.7 million in the 1998 Nine Months to $70.1 million in the 1999 Nine Months. This increase resulted from a $2.0 million one-time charge in the first quarter for additional incentive rent for 1999 resulting from the settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization increased by $6.4 million from $8.3 million in the 1998 Nine Months to $14.7 million in the 1999 Nine Months. This increase was due to incremental amortization of management contract costs associated with the step-up in basis arising from the allocation of Merger consideration. The management contract costs have been stated at their estimated fair market values and are being amortized using the straight-line method over five years.

     Operating income decreased by $6.6 million from $4.1 million in the 1998 Three Months to an operating loss of $2.5 million in the 1999 Three Months. For the nine-month periods, operating income decreased by $28.1 million from $20.3 million in 1998 to an operating loss of $7.8 million in 1999. This decrease is primarily due to the decrease in total revenues and the increase in depreciation and amortization from 1998 to 1999.

     Other income in the nine-month periods increased from 1998 to 1999 primarily due to an increase in equity in earnings from The Charles Hotel Complex, which resulted from the Company's acquisition of additional equity interests in The Charles Hotel Complex during the latter half of 1998.

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

     As a result of the changes noted above, a net loss of $0.6 million was incurred in the 1999 Three Months as compared to net income of $2.9 million in the 1998 Three Months. For the nine-month periods, a net loss of $2.6 million was incurred in 1999 as compared to net income of $13.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $37.0 million at September 30, 1999 compared to $1.7 million at December 31, 1998, and current assets exceeded current liabilities by $19.9 million at September 30, 1999. In connection with the Spin-off, Wyndham provided working capital to the Company in the amount of $16.3 million, less positive working capital, of IH LLC. In addition, Wyndham agreed to reimburse the Company for potential expenditures relating to such things as year 2000 compliance, loan forgiveness and pending litigation, which are expected to approximate $5.7 million.

     The Company's principal source of liquidity during the 1999 Nine Months was cash from operations. Net cash provided by operating activities was $23.0 million during the 1999 Nine Months compared to $31.4 million during the 1998 Nine Months. The increase primarily resulted from higher earnings and lower amortization in the 1998 Nine Months compared to lower earnings with higher amortization in the 1999 Nine Months. Net cash of $5.2 million was provided from investing activities during the 1999 Nine Months compared to net cash of $22.0 million used in investing activities during the 1998 Nine Months. The increase was primarily related to the receipt of $13.5 million of proceeds from the sale of equity interests in The Charles Hotel Complex during the 1999 Nine Months and a decrease of $12.6 million in amounts paid in connection with the Merger during the 1999 Nine Months compared to the 1998 Nine Months. The Company's capital expenditure budget through December 31, 1999 relating to current operations is approximately $2.7 million, consisting primarily of expenditures for computer and related equipment. The Company intends to fund these expenditures from its cash and cash equivalents and from payments from Wyndham, as discussed above. Net cash of $7.1 million was provided by financing activities during the 1999 Nine Months compared to net cash of $8.7 million used in financing activities during the 1998 Nine Months. During the 1999 Nine Months, $32.0 million was received from Wyndham in connection with the Spin-off and $2.1 million was received from Marriott in exchange for a 4% ownership interest in the Company. These amounts were offset by the use of $11.9 million for net distributions to Wyndham and the repayment of $11.6 million that was borrowed from related entities to meet short-term cash requirements.

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

     In November 1999, the Company acquired one hotel with 156 rooms for a total acquisition cost, including closing costs, of approximately $12.7 million. This acquisition was funded with cash received from Wyndham in connection with the Spin-off. The Company is currently seeking financing for this property.

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

     Management developed and implemented a comprehensive plan (i) to address potential year 2000 problems both at the Company's corporate offices and at the hotels managed and leased by the Company, and (ii) to minimize the impact on operations to the extent possible. Management's plan, which is designed to identify and address potential problems in the most critical operational systems first in order to minimize any disruption in service to hotel guests, consists of the following four steps:

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

     The Company engaged a consultant to complete Steps 1 and 2, at an estimated cost of $13,500 per hotel for upscale hotels and $7,500 per hotel for midscale and economy hotels. Management instructed the hotels operated by the Company to increase their capital budgets for 1999 to accommodate this cost. The inventories at the hotels and the corporate offices have been completed. In addition, management has catalogued the responses to the year 2000 readiness questionnaires that were sent out to the Company's and the hotels' third-party vendors, and distributed those responses to each of the hotels.

     Step 3 was performed through a joint effort between management and hotel owner representatives and a year 2000 consultant. The Company's management and information systems department completed the written assessments, which prioritized the corporate and hotel year 2000 compliance plans for remediation and estimated the costs of such remediation. Once each written assessment was finalized, management furnished the assessment to each hotel for review and implementation by hotel personnel. On the corporate level, the implementation process described in Step 4 above is nearly complete and management is developing a contingency plan in the event unforeseen problems arise. In addition, the hotels are also in the process of implementing their remediation and testing plans, as well as developing their individual contingency plans based on the guidelines provided to them. Because Step 3 was performed primarily utilizing internal resources, the costs incurred were minimal. The costs incurred or to be incurred in implementing Step 4 vary from hotel to hotel, depending upon the extent of remediation necessary. At this time, the Company cannot identify the total costs that will be incurred to complete Step 4.

     Management believes that the expenses incurred to complete the year 2000 compliance program at each managed hotel are the responsibility of the hotel owner, and management believes that the terms of the management contracts provide adequate basis for this position. Nonetheless, it is possible that some third-party hotel owners may challenge this position. With respect to the hotels leased by the Company, management also believes that the expenses associated with year 2000 compliance with respect to the leased hotels are the responsibility of the hotel owner. To the extent that such expense is not considered a capital expenditure, however, it may be deemed to be the Company's responsibility. To date, the Company has incurred and expensed approximately $0.6 million in such costs. Further, the Company will be responsible for funding the year 2000 compliance expenses for corporate operations. Management has provided for approximately $2.7 million in capital expenditures in the Company's 1999 management and information systems capital budget, approximately $2.4 million of which is expected to be spent addressing year 2000 issues. To date, the Company has incurred approximately $1.1 million in such costs.

     In connection with the Spin-off, Wyndham agreed to pay up to $929,000 of the corporate level year 2000 compliance related expenses, and this amount was funded into an escrow account at the time of the Spin-off. In addition, to the extent that the Company is responsible for any year 2000 compliance related expenses with respect to the leased hotels, Wyndham is obligated to indemnify the Company for up to $1.2 million of such expenses. Any remaining expenses not funded by Wyndham will be funded by the Company through operating cash flow.

     Management's time and cost estimates for year 2000 compliance are based on currently available information. These estimates could be affected by unforeseen developments including the availability and cost of trained personnel, the ability to locate and correct problems in all relevant systems, and the year 2000 compliance efforts of the Company's and the hotels' third-party vendors. Management believes the most likely "worst-case" scenario is that the Company's and the hotels' third-party vendors may not be year 2000 compliant, which could potentially cause disruptions in operations at hotels which use the services of such third-party vendors. In addition, operations at the Company's hotels outside the United States may be adversely affected by failures of businesses in those countries to take adequate steps to address the year 2000 problem. Based on the information management has received from third-party vendors in those countries, management does not currently anticipate any material disruptions to the life safety systems (i.e. electrical power, water, fire safety, etc.) at those hotels. Nonetheless, such failures of the third-party vendors, both within and outside the United States, to be year 2000 compliant could affect critical operations at the hotels in a significant manner, and management cannot at present estimate either the likelihood or the potential cost of such failures. The contingency plans for continuing operations referenced in Step 4 described above are being finalized to address these failures, using existing disaster contingency plans in place at the hotels. In addition, while management believes the indemnification provisions in the Company's management contracts and leases provide adequate protection from liability that may arise from a failure to be year 2000 compliant, such failure could result in lower hotel revenues (and, as a result, lower management fee revenues) because of general adverse economic conditions and lower profits caused by expenses incurred with contingency plans.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

       10.1     Employment Agreement, dated June 18, 1999, between the
                Company and Kevin P. Kilkeary
       27.1     Financial Data Schedule

     (b) Reports on Form 8-K.

        During the three months ended September 30, 1999, the Company filed the following:

        1. Current Report on Form 8-K, dated June 18, 1999, under Item 2, which reported the sale by the Company of substantially all of its equity interests in The Charles Hotel Complex for $19.25 million.

        2. Current Report on Form 8-K, dated July 8, 1999, under Item 5, which reported the Company's adoption of a Shareholder Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: November 15, 1999                   By:    /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)