Form 10-K
period 1999-12-31
INTERSTATE HOTELS CORP
filed 2000-03-30
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                            ------------------------

                         INTERSTATE HOTELS CORPORATION

                                FOSTER PLAZA TEN
                               680 ANDERSEN DRIVE
                         PITTSBURGH, PENNSYLVANIA 15220
                                 (412) 937-0600

          MARYLAND                     0-26805                     75-2767215
  (State of Incorporation)      (Commission File No.)            (IRS Employer
                                                              Identification No.)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
           Title of each class                              on which registered
           -------------------                              -------------------
 Common Stock, $.01 par value (6,394,996                   Nasdaq SmallCap Market
  shares outstanding as of March 10, 2000)

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in a definitive Proxy Statement incorporated by reference into Part III of this Report.

     There were 5,506,019 shares of the Company's Common Stock outstanding as of March 10, 2000 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the Nasdaq SmallCap Market on March 10, 2000, was approximately $16,518,000.

                            ------------------------

                      DOCUMENT INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2000 are incorporated by reference in Part III of this Report to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      3
Item 4       Submission of Matters to a Vote of Security Holders.........      3

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      4
Item 6       Selected Financial Data.....................................      4
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      7
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     13
Item 8       Financial Statements and Supplementary Data.................     13
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     13

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     14
Item 11      Executive Compensation......................................     14
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     14
Item 13      Certain Relationships and Related Transactions..............     14

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     15

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     Interstate Hotels Corporation (together with its subsidiaries and predecessors, the "Company") was formed pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc., formerly Patriot American Hospitality, Inc. ("Wyndham"), on June 18, 1999. On June 2, 1998, Interstate Hotels Company (together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). Prior to the Merger, Marriott International, Inc. ("Marriott") filed a lawsuit to stop the closing of the Merger as a result of a dispute over certain franchise agreements between Marriott and Old Interstate. On June 18, 1999, pursuant to a settlement agreement with Marriott, Wyndham transferred to the Company, which was then a newly formed corporation, the third-party hotel management business of Old Interstate, equity interests in The Charles Hotel Complex, a hotel, retail and office complex located in Cambridge, Massachusetts, and long-term leasehold interests in 79 hotels. Wyndham then spun-off the Company to its shareholders (the "Spin-off"). In connection with the Spin-off, Marriott purchased 4% of the Company's common stock, Wyndham retained 4% of the Company's common stock, and the remaining 92% of the Company's common stock was distributed to Wyndham's shareholders. In addition, Wyndham continued to own a 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company and the successor to the third-party hotel management business and leasehold interests conducted by Old Interstate prior to the Merger.

     The Company is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At December 31, 1999, the Company managed, leased or performed related services for 158 hotels with a total of 29,379 rooms in 37 states in the United States, and in Canada, the Caribbean and Russia. The Company operates these hotels under a variety of major brand names, including AmeriSuites, Colony, Comfort Inn, Courtyard by Marriott, Embassy Suites, Fairfield Inn by Marriott, Hampton Inn, Hilton, Holiday Inn, Homewood Suites, Marriott, Radisson, Residence Inn by Marriott, Sheraton and Westin. The Company is the largest franchisee of upscale hotels in the Marriott system, operating 16 hotels with 5,294 rooms bearing the Marriott flag, and is the largest franchisee and independent manager in the Hampton Inn system, operating 60 hotels with 7,491 rooms bearing the Hampton Inn flag.

     The Company operates its hotels under two separate operating segments -- Interstate, which operates luxury and upscale hotels, and Crossroads, which operates mid-scale, upper economy and budget hotels.

     On June 18, 1999, the Company sold substantially all of its equity interests in The Charles Hotel Complex for $19.25 million, and on November 1, 1999, the Company acquired the 156-suite Pittsburgh Airport Residence Inn by Marriott for a total acquisition cost, including closing costs, of $13.0 million. In the first quarter of 2000, the Company has entered into new management contracts for and commenced management of nine mid-scale, upper economy and budget hotels and one luxury hotel. The Company has also entered into management contracts to manage five hotels which are currently scheduled to open in either 2000 or 2001.

     In 1999, the Company incurred an impairment loss of $16.4 million related to its leased hotel intangible assets of 42 leased hotels included in the mid-scale, upper economy and budget hotels segment. The impairment loss was the result of a permanent impairment of the future profitability of these hotels for the remainder of the hotel lease contract terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from significant construction that has occurred within this industry segment. This recent construction has caused a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. The long-term impact of this over-supply on the profitability of the Company's leased hotels was determined and quantified as a result of a negative trend in operating statistics and higher operating costs increasing through the fourth quarter of 1999 and during the completion of the Company's budgeting process in the fourth quarter of 1999.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at the hotels it operates. In addition, legal proceedings were or may be commenced against Old Interstate in the ordinary course of its business. To the extent that such legal proceedings relate to operations that are now conducted by the Company, the Company will succeed to any liabilities resulting from such legal proceedings, and under the terms of the Spin-off, the Company is required to indemnify Wyndham with respect thereto, whether arising before or after the Spin-off. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnification from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Old Interstate had similar arrangements prior to the Merger. In addition, in connection with the Spin-off, Wyndham is agreed to indemnify the Company against liabilities relating to, among other things, the assets of Old Interstate that Wyndham retained. As a result, the Company believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the Nasdaq SmallCap Market ("Nasdaq") since June 18, 1999 under the symbol "IHCO." Prior to that date, the Common Stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported on Nasdaq.

                                                              STOCK PRICE
                                                            ----------------
                          PERIOD                             HIGH      LOW
                          ------                            ------    ------
1999:
  June 18, 1999 through June 30, 1999.....................  $ 5.00    $ 3.06
  Quarter ended September 30, 1999........................    5.06      2.88
  Quarter ended December 31, 1999.........................    3.75      2.88
2000:
  First Quarter (through March 10, 2000)..................    4.75      2.88

     The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company, prior to the Merger of Old Interstate into Wyndham, as the predecessor, as of and for the years ended December 31, 1995, 1996 and 1997 and for the period from January 1, 1998 to June 1, 1998, and for the Company, subsequent to the Merger of Old Interstate into Wyndham, as the successor, as of December 31, 1998 and for the period from June 2, 1998 to December 31, 1998 and as of and for the year ended December 31, 1999. The following table also includes an unaudited column that combines the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998. In addition, selected unaudited pro forma financial data for the years ended December 31, 1998 and 1999 are presented to include the effects of the Spin-off, the sale of the equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1998. The unaudited pro forma financial data does not purport to present what the actual results of operations of the Company would have been if these transactions had occurred on such dates or to project what the results of operations of the Company will be for any future period.

                       SELECTED FINANCIAL AND OTHER DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               PREDECESSOR                         SUCCESSOR
                                           ---------------------------------------------------   -------------
                                                 YEAR ENDED DECEMBER 31,          JAN. 1, 1998   JUNE 2, 1998
                                           ------------------------------------     THROUGH         THROUGH
                                              1995         1996         1997      JUNE 1, 1998   DEC. 31, 1998
                                           ----------   ----------   ----------   ------------   -------------

STATEMENT OF INCOME DATA:
Lodging revenues:
 Rooms...................................          --   $    9,258   $  158,343    $   74,265     $  108,698
 Other departmental......................          --          721        9,512         4,504          6,455
Net management fees......................  $   27,022       33,023       39,136        18,018         22,763
Other fees...............................      17,996       20,710       23,426         9,976         10,478
                                           ----------   ----------   ----------    ----------     ----------
     Total revenues......................      45,018       63,712      230,417       106,763        148,394
Lodging expenses:
 Rooms...................................          --        2,334       36,919        16,115         25,114
 Other departmental......................          --          591        5,487         2,674          3,962
 Property costs..........................          --        3,201       43,225        21,045         31,714
General and administrative...............       9,811       10,369       13,212         6,115          5,822
Payroll and related benefits.............      15,469       17,666       21,892        10,982         10,439
Non-cash compensation (2)................          --       11,896           --            --             --
Lease expense............................          --        3,477       73,283        34,515         51,165
Depreciation and amortization............       4,188        4,385        4,845         2,152         10,659
Loss on impairment of investment
 in hotel lease contracts (3)............          --           --           --            --             --
                                           ----------   ----------   ----------    ----------     ----------
Operating income (loss)..................      15,550        9,793       31,554        13,165          9,519
Other income (expense):
 Interest, net...........................         146          501          498           204            390
 Other, net..............................         346           --          431           474          1,391
 Loss on sale of investment
   in hotel real estate (4)..............          --           --           --            --             --
                                           ----------   ----------   ----------    ----------     ----------
Income (loss) before income tax expense
 (benefit)...............................      16,042       10,294       32,483        13,843         11,300
Income tax expense (benefit) (5).........          --        4,117       12,986         5,528          4,436
                                           ----------   ----------   ----------    ----------     ----------
Income (loss) before minority interest...      16,042        6,177       19,497         8,315          6,864
Minority interest........................          --           --           18            24            209
                                           ----------   ----------   ----------    ----------     ----------
Net income (loss)........................  $   16,042   $    6,177   $   19,479    $    8,291     $    6,655
                                           ==========   ==========   ==========    ==========     ==========
Pro forma net income (loss) per common
 share :
 Basic...................................
 Diluted.................................
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents................  $   14,035   $   11,168   $    2,432                   $    1,652
Total assets.............................      38,420       88,204      118,185                      161,157
Long-term debt...........................       1,270          541          370                           --
Total equity.............................      24,345       56,886       80,730                       92,607
OTHER FINANCIAL DATA:
EBITDA (unaudited) (6)...................               $   14,178   $   36,812    $   15,767     $   21,360
Net cash provided by operating
 activities:.............................                   15,331       12,517        18,359          9,593
Net cash (used in) provided by investing
 activities:.............................                   (4,338)     (35,707)        2,674        (27,707)
Net cash (used in) provided by financing
 activities..............................                  (13,860)      14,454       (19,298)        15,599
TOTAL HOTEL DATA (UNAUDITED): (7)
Total hotel revenues.....................  $1,056,279   $1,326,581   $1,600,958
Number of hotels (8).....................         150          212          223
Number of rooms (8)......................      35,044       43,178       45,329

                                                                       SUCCESSOR
                                                                       ----------
                                                  YEAR ENDED                  YEAR ENDED
                                                 DECEMBER 31,                DECEMBER 31,
                                           -------------------------   ------------------------
                                            COMBINED      PRO FORMA                  PRO FORMA
                                             1998(1)        1998          1999         1999
                                           -----------   -----------   ----------   -----------
                                           (UNAUDITED)   (UNAUDITED)                (UNAUDITED)
STATEMENT OF INCOME DATA:
Lodging revenues:
 Rooms...................................  $  182,963    $  182,963    $  183,695   $  183,695
 Other departmental......................      10,959        10,959        10,693       10,693
Net management fees......................      40,781        30,995        33,275       28,967
Other fees...............................      20,454        15,741        12,691       12,034
                                           ----------    ----------    ----------   ----------
     Total revenues......................     255,157       240,658       240,354      235,389
Lodging expenses:
 Rooms...................................      41,229        41,229        44,237       44,237
 Other departmental......................       6,636         6,636         6,975        6,975
 Property costs..........................      52,759        52,759        56,258       56,258
General and administrative...............      11,937        12,399        14,069       14,513
Payroll and related benefits.............      21,421        19,052        19,619       20,069
Non-cash compensation (2)................          --            --            --           --
Lease expense............................      85,680        85,680        89,174       87,174
Depreciation and amortization............      12,811        18,184        20,833       20,833
Loss on impairment of investment
 in hotel lease contracts (3)............          --            --        16,406       16,406
                                           ----------    ----------    ----------   ----------
Operating income (loss)..................      22,684         4,719       (27,217)     (31,076)
Other income (expense):
 Interest, net...........................         594         1,169         1,368        1,630
 Other, net..............................       1,865          (174)        1,516           (9)
 Loss on sale of investment
   in hotel real estate (4)..............          --            --          (876)          --
                                           ----------    ----------    ----------   ----------
Income (loss) before income tax expense
 (benefit)...............................      25,143         5,714       (25,209)     (29,455)
Income tax expense (benefit) (5).........       9,964         1,155        (5,078)      (5,203)
                                           ----------    ----------    ----------   ----------
Income (loss) before minority interest...      15,179         4,559       (20,131)     (24,252)
Minority interest........................         233         2,826       (12,514)     (16,447)
                                           ----------    ----------    ----------   ----------
Net income (loss)........................  $   14,946    $    1,733    $   (7,617)  $   (7,805)
                                           ==========    ==========    ==========   ==========
Pro forma net income (loss) per common
 share :
 Basic...................................                $     0.27                 $    (1.22)
 Diluted.................................                $     0.27                 $    (1.22)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents................  $    1,652                  $   22,440
Total assets.............................     161,157                     142,459
Long-term debt...........................          --                          --
Total equity.............................      92,607                      60,006
OTHER FINANCIAL DATA:
EBITDA (unaudited) (6)...................  $   37,127    $   10,229    $    7,771   $    2,515
Net cash provided by operating
 activities:.............................      27,952                      23,793
Net cash (used in) provided by investing
 activities:.............................     (25,033)                    (10,121)
Net cash (used in) provided by financing
 activities..............................      (3,699)                      7,116
TOTAL HOTEL DATA (UNAUDITED): (7)
Total hotel revenues.....................  $1,490,132    $1,042,488    $1,202,000   $1,018,329
Number of hotels (8).....................         176           155           158          158
Number of rooms (8)......................      35,214        29,174        29,379       29,379

---------------

(1) Represents the sum of the balances from the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998.

(2) Represents a non-recurring expense related to the issuance of 785,533 shares of common stock to executives and key employees of Old Interstate in consideration for the cancellation of stock options issued by one of Old Interstate's predecessors in 1995.

(3) Represents a non-cash impairment charge on the Company's leased hotel intangible assets resulting from a permanent impairment of the future profitability of 42 of the Company's leased hotels, which experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs caused by a significant over-supply of mid-scale, upper economy and budget hotels in certain markets.

(4) Represents a loss resulting from the sale of the Company's equity interests in The Charles Hotel Complex on June 18, 1999, which was allocated 100% to Wyndham through minority interest.

(5) Prior to 1996, Old Interstate and its predecessors were organized as S corporations, partnerships and limited liability companies and, accordingly, were not subject to federal or significant state income taxes.

(6) EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization and the loss on impairment of investment in hotel lease contracts. The 1998 and 1999 pro forma EBITDA was calculated based on the Company's 45% share of EBITDA for the full year, and historical 1999 EBITDA was calculated based on the Company's 45% share of EBITDA for the period from June 18, 1999 to December 31, 1999. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA, as calculated by the Company, may not be consistent with computations of EBITDA by other companies. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under generally accepted accounting principles for purposes of evaluating the Company's results of operations.

(7) Represents all hotels, including the leased hotels, for which the Company provides management or related services.

(8) As of the end of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, the words or phrases "will likely result," "are expected to," "will continue," "anticipates," "believes," "intends," "estimates," "projects" or similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

     Forward-looking statements are not guarantees of future performance. They are subject to the Company:

     - reversing the current negative trend in its business and financial results;

     - successfully implementing its business strategy;

     - limiting the costs and realizing the expected benefits of that strategy; and

     - generating sufficient cash flow to fund its lease payments, debt service requirements, working capital needs and other significant expenditures.

     The Company's forward-looking statements are based on trends that the Company's management anticipates in the lodging industry and the effect on those trends of such factors as industry capacity, the seasonal nature of the lodging industry, product demand and pricing.

     The following discussion and analysis includes discussion and analysis of the Company's pro forma financial position and results of operations in addition to its historical data. The pro forma discussion includes the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1998. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2.0 million one-time charge for additional incentive lease expense for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off. In management's opinion, all material pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income relating to the Merger. Management of the Company believes that the pro forma discussion is meaningful because the pro forma information presents a year-to-year comparison of the financial position and results of operations of the Company that reflects the previously mentioned transactions. However, the pro forma information does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1998

     Lodging revenues, which consist of rooms, food and beverage and other departmental revenues from the leased hotels and one hotel acquired by the Company on November 1, 1999, increased slightly on a pro forma basis to $194.4 million in 1999. This increase was partially due to revenues of $0.4 million for the acquired hotel. The increase was offset by the net loss of ten hotel operating leases since January 1, 1998, increased competition and general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels underwent renovations, which reduced rooms available and negatively impacted operating results.

     The average daily room rate for the leased hotels increased by 6.6%, from $71.98 during 1998 to $76.76 during 1999, and the average occupancy rate decreased to 65.0% during 1999 from 68.2% during 1998. This resulted in a slight increase in room revenue per available room to $49.92 during 1999. The operating results of the Company's leased hotels were consistent with the current trends within the lodging industry. The increase in the average daily room rate primarily resulted from inflationary rate increases, and the decrease in the average occupancy rate resulted from both an increase of new supply within the lodging industry and the renovations noted above.

     Pro forma net management fees decreased by $2.0 million, or 6.5%, from $31.0 million in 1998 to $29.0 million in 1999. This decrease was due to the net loss of 24 management contracts since January 1, 1998, primarily as a result of the divestiture of hotels by third-party owners. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company's ability to add new management contracts. Pro forma other fees decreased by $3.7 million, or 23.5%, from $15.7 million in 1998 to $12.0 million in 1999. This decrease was due to the decrease in the total number of hotels operated by the Company in 1999 as compared to 1998. A significant portion of this decrease resulted from a decrease in pro forma insurance revenues, which decreased by $1.4 million from 1998 to 1999. This decrease was primarily due to the decrease in the total number of hotels operated by the Company in 1999 as compared to 1998 and a reduction in the amount of financial indemnity revenue for the Company's self-insured health and welfare plan.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels and one hotel acquired by the Company on November 1, 1999. Pro forma lodging expenses increased by $6.9 million, or 6.8%, from $100.6 million in 1998 to $107.5 million in 1999. This increase was partially due to incremental expenses related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain revenue levels during 1999. In addition, the Company entered into leases for two newly constructed hotels during 1999 which incurred expenses of approximately $8.5 million. The operating margin of the leased and owned hotels decreased from 48.1% during 1998 to 44.7% during 1999 due primarily to the increased costs associated with the leased hotels. The Company expects the increased competition and over-supply of limited-service hotels to continue to affect negatively the future operating margins of the Company's leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses increased by $2.1 million, or 17.0%, from $12.4 million in 1998 to $14.5 million in 1999. This increase resulted in part from a $2.0 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. Pro forma general and administrative expenses as a percentage of pro forma revenues increased to 6.2% during 1999 compared to 5.2% during 1998. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Pro forma depreciation and amortization increased by $2.6 million, or 14.6%, from $18.2 million in 1998 to $20.8 million in 1999. This increase was due to accelerated amortization of $2.0 million in 1999 related to three leased hotels that were sold by Equity Inns, Inc., and the incremental depreciation related to one hotel acquired by the Company on November 1, 1999. Future terminations of hotel leases by Equity Inns, Inc. could result in accelerated amortization of the remaining leased hotel intangible assets.

     The loss on impairment of investment in hotel lease contracts of $16.4 million in 1999 represents a non-cash impairment loss related to the Company's leased hotel intangible assets. The loss was the result of a permanent impairment of the future profitability of 42 of the Company's leased hotels for the remainder of the hotel lease contract terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. Management will continue to evaluate the recoverability of the remaining leased hotel intangible assets on a quarterly basis based on the financial results of these properties compared to future expectations. A significant decrease in occupancy rates or average daily room rates or a significant increase in operating costs from expectations could trigger future impairment.

     Pro forma operating income decreased by $35.8 million from $4.7 million in 1998 to a pro forma operating loss of $31.1 million in 1999. This decrease is primarily due to the decrease in total revenues and the increase in operating expenses from 1998 to 1999, including the loss on impairment of investment in hotel lease contracts, as discussed above.

     Pro forma income tax expense (benefit) for both 1998 and 1999 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Pro forma minority interest reflects Wyndham's 55% non-controlling interest in IH LLC, the successor to the third-party hotel management and leasing businesses previously conducted by Old Interstate prior to the Merger.

     As a result of the changes noted above, a pro forma net loss of $7.8 million was incurred in 1999 as compared to pro forma net income of $1.7 million in 1998.

HISTORICAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO HISTORICAL YEAR ENDED DECEMBER 31, 1998

     Lodging revenues increased slightly to $194.4 million in 1999 partially due to revenues of $0.4 million for one hotel acquired by the Company on November 1, 1999. The increase was offset by the net loss of ten hotel operating leases since January 1, 1998, increased competition and general negative trends in the limited-service hotel sector. In addition, some of the Company's leased hotels underwent renovations, which reduced rooms available and negatively impacted operating results.

     Net management fees decreased by $7.5 million, or 18.4%, from $40.8 million in 1998 to $33.3 in 1999. This decrease was due to the net loss of 53 management contracts since January 1, 1998, which included 29 hotels whose management was transferred to either Wyndham or Marriott in connection with the Merger and Spin-off. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Merger and subsequent Spin-off, which impaired the Company's ability to add new management contracts. Other fees decreased by $7.8 million, or 38.0%, from $20.5 million in 1998 to $12.7 million in 1999. This decrease was due to the decrease in the total number of hotels operated by the Company in 1999 as compared to 1998. A significant portion of this decrease resulted from a decrease in insurance revenues, which decreased by $3.8 million from 1998 to 1999. This decrease was primarily due to the decrease in the total number of hotels operated by the Company in 1999 as compared to 1998 and a reduction in the amount of financial indemnity revenue for the Company's self-insured health and welfare plan.

     Lodging expenses increased by $6.9 million, or 6.8%, from $100.6 million in 1998 to $107.5 million in 1999. This increase was partially due to incremental expenses related to one hotel acquired by the Company on November 1, 1999. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain revenue levels during 1999. In addition, the Company entered into leases for two newly constructed hotels during 1999 which incurred expenses of approximately $8.5 million. The operating margin of the leased and owned hotels decreased from 48.1% during 1998 to 44.7% during 1999 due primarily to the increased costs associated with the leased hotels. The Company expects the increased competition and over-supply of limited-service hotels to continue to affect negatively the future operating margin of the Company's leased hotels.

     General and administrative expenses increased by $2.2 million, or 17.9%, from $11.9 million in 1998 to $14.1 million in 1999. This increase resulted in part from a $2.0 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. General and administrative expenses as a percentage of revenues increased to 5.8% during 1999 compared to 4.7% during 1998. This increase was primarily due to the decrease in total revenues and the increase in general and administrative expenses.

     Payroll and related benefits decreased by $1.8 million, or 8.4%, from $21.4 million in 1998 to $19.6 million in 1999. This decrease was due to elimination of salaries and related benefits of employees who were terminated subsequent to the Merger and whose positions have been eliminated. Payroll and related benefits as a percentage of revenues decreased slightly to 8.2% during 1999 compared to 8.4% during 1998.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels, adjusted for increases in the consumer price index. Lease expense increased by $3.5 million, or 4.1%, from $85.7 million in 1998 to $89.2 million in 1999 due to a slight increase in lodging revenues from 1998 to 1999, and from a $2.0 million one-time charge in the first quarter for additional incentive rent for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization increased by $8.0 million from $12.8 million in 1998 to $20.8 million in 1999. This increase was due to incremental amortization of $5.9 million related to management contract costs associated with the step-up in basis arising from the allocation of Merger consideration. The management contract costs have been stated at their estimated fair market values and are being amortized using the straight-line method over five years. In addition, accelerated amortization of $2.0 million was incurred in 1999 related to three leased hotels that were sold by Equity Inns, Inc. Future terminations of hotel leases by Equity Inns, Inc. could result in accelerated amortization of the remaining leased hotel intangible assets.

     The loss on impairment of investment in hotel lease contracts of $16.4 million in 1999 represents a non-cash impairment loss related to the Company's leased hotel intangible assets. The loss was the result of a permanent impairment of the future profitability of 42 of the Company's leased hotels for the remainder of the hotel lease contract terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. Management will continue to evaluate the recoverability of the remaining leased hotel intangible assets on a quarterly basis based on the financial results of these properties compared to future expectations. A significant decrease in occupancy rates or average daily room rates or a significant increase in operating costs from expectations could trigger future impairment.

     Operating income decreased by $49.9 million from $22.7 million in 1998 to an operating loss of $27.2 million in 1999. This decrease is primarily due to the decrease in total revenues and the increase in operating expenses from 1998 to 1999, including the loss on impairment of investment in hotel lease contracts, as discussed above.

     Other income consists primarily of equity in earnings from The Charles Hotel Complex.

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

     Minority interest in 1999 primarily reflects Wyndham's 55% non-controlling interest in IH LLC that it retained after the Spin-off.

     As a result of the changes noted above, a net loss of $7.6 million was incurred in 1999 as compared to net income of $14.9 million in 1998.

HISTORICAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO HISTORICAL YEAR ENDED DECEMBER 31, 1997

     Total revenues increased by $24.8 million, or 10.7%, from $230.4 million in 1997 to $255.2 million in 1998. The most significant portion of this increase related to lodging revenues, which increased by $26.0 million, or 15.5%, from $167.9 million in 1997 to $193.9 million in 1998. This increase was due to the addition of the operations of the leased hotels since their respective inception dates.

     The average daily room rate for the leased hotels increased by 6.0%, from $67.93 during 1997 to $71.98 during 1998, and the average occupancy rate decreased to 68.2% during 1998 from 71.1% during 1997. This resulted in an increase in room revenue per available room of 1.7% to $49.08 during 1998. The operating results of the Company's leased hotels were consistent with the trends within the lodging industry during the same time period. The increase in the average daily room rate primarily resulted from inflationary rate increases. The decrease in the average occupancy rate primarily resulted from an increase of new supply within the lodging industry.

     Net management fees increased by $1.7 million, or 4.2%, from $39.1 million in 1997 to $40.8 in 1998. This increase was due to increased revenues associated with incentive management fees earned as a result of the performance improvement of existing managed hotels. Other fees decreased by $2.9 million, or 12.7%, from $23.4 million in 1997 to $20.5 million in 1998 due to a decrease in the total number of hotels operated by the Company in 1998 as compared to 1997. Other fees also include insurance revenues of $8.4 million in 1998 compared to $9.1 million in 1997.

     Lodging expenses increased by $15.0 million, or 17.5%, from $85.6 million in 1997 to $100.6 million in 1998. This increase was due to the addition of the operations of the leased hotels since their respective inception dates. The operating margin of the leased hotels decreased from 49.0% during 1997 to 48.1% during 1998.

     General and administrative expenses decreased by $1.3 million, or 9.7%, from $13.2 million in 1997 to $11.9 million in 1998. This decrease was primarily due to a reduction in development activities and legal and accounting costs. General and administrative expenses as a percentage of revenues decreased to 4.7% during 1998 compared to 5.7% during 1997. This decrease was primarily due to the increase in lodging revenues resulting from the inclusion of the operations of the leased hotels since their respective inception dates.

     Payroll and related benefits decreased slightly by $0.5 million, or 2.2%, from $21.9 million in 1997 to $21.4 million in 1998. Payroll and related benefits as a percentage of revenues decreased to 8.4% during 1998 compared to 9.5% during 1997, primarily due to the increase in lodging revenues resulting from the inclusion of the operations of the leased hotels since their respective inception dates.

     Lease expense increased by $12.4 million, or 16.9%, from $73.3 million in 1997 to $85.7 million in 1998. This increase was due to the addition of the operations of the leased hotels since their respective inception dates.

     Depreciation and amortization increased by $8.0 million from $4.8 million in 1997 to $12.8 million in 1998. This increase was due to incremental amortization of management contract costs associated with the step-up in basis arising from the allocation of Merger consideration. The management contract costs have been stated at their estimated fair market values and are being amortized using the straight-line method over five years.

     Operating income decreased by $8.9 million, or 28.1%, from $31.6 million in 1997 to $22.7 million in 1998. The operating margin decreased from 13.7% during 1997 to 8.9% during 1998. This decrease in operating income and in the operating margin reflects the inclusion of the operating results of the leased hotels since their respective inception dates and the increase in depreciation and amortization during 1998.

     Other income increased by $1.5 million primarily due to an increase in equity in earnings from The Charles Hotel Complex, which resulted from the Company's acquisition of additional equity interests in The Charles Hotel Complex during the latter half of 1998.

     Income tax expense for both 1997 and 1998 was computed based on an effective tax rate of 40%.

     As a result of the changes noted above, net income decreased by $4.6 million, or 23.3%, from $19.5 million in 1997 to $14.9 million in 1998. The net income margin decreased from 8.5% during 1997 to 5.9% during 1998, reflecting the inclusion of the operating results of the leased hotels since their respective inception dates and the increase in depreciation and amortization during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $22.4 million at December 31, 1999 compared to $1.7 million at December 31, 1998, and current assets exceeded current liabilities by $5.6 million at December 31, 1999. In connection with the Spin-off, Wyndham provided working capital to the Company in the amount of $16.3 million, less positive working capital of IH LLC.

     In addition to the working capital provided by Wyndham, the Company's principal source of liquidity during 1999 was cash from operations. Net cash provided by operating activities was $23.8 million during 1999 compared to $28.0 million during 1998. The decrease resulted primarily from a decrease in operating income (adjusted for non-cash items) of $20.3 million from 1998 to 1999, offset by an increase of $16.1 million in cash provided by changes in assets and liabilities. Net cash of $10.1 million was used in investing activities during 1999 compared to net cash of $25.0 million used in investing activities during 1998. The increase was primarily related to the receipt of $13.6 million of proceeds from the sale of equity interests in The Charles Hotel Complex during 1999 and a decrease of $17.5 million in amounts paid in connection with the Merger during 1999 compared to 1998. These amounts were offset by the Company's acquisition of one hotel for a total acquisition cost, including closing costs, of $13.0 million, which was funded with cash received from Wyndham in connection with the Spin-off. The Company's capital expenditure budget for the year ending December 31, 2000 relating to current operations is approximately $150,000 consisting primarily of expenditures for office and telephone equipment. Net cash of $7.1 million was provided by financing activities during 1999 compared to net cash of $3.7 million used in financing activities during 1998. During 1999, $32.0 million was received from Wyndham in connection with the Spin-off and $2.1 million was received from Marriott in exchange for 4% of the Company's common stock. These amounts were offset by the use of $11.9 million for net distributions to Wyndham and the repayment of $11.6 million that was borrowed from related entities to meet short-term cash requirements in connection with Old Interstate's centralized cash accounts.

     In February 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by one hotel that was acquired by the Company during 1999. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The outstanding principal balance on the note is due and payable in 2002.

     In accordance with the terms of IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham. At December 31, 1999, the Company's required distribution to Wyndham amounted to $4.0 million. In addition, the agreement requires the Company to allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

     The Company intends to pursue future opportunities to manage or lease hotels on behalf of third-party owners, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the cash that was provided by Wyndham at the time of the Spin-off and future cash flow provided by operations may be insufficient to fund fully the execution of its business and growth strategy. As a result, the Company will be required to obtain debt or equity financing or modify its business plan. While the Company presently intends to seek to obtain additional debt or equity financing, there can be no assurance that any such financing will be available to the Company on acceptable terms, or at all. If the Company does not obtain additional financing, its pursuit of its business strategy and growth may be impaired. Management is currently pursuing possible alternatives to augment its capital resources to enable it to more effectively pursue its growth strategy. The principal focus of this effort to date has been potential capital partners. There can be no assurance that these efforts will be successful or, if so, as to the timing or terms thereof.

     In the first quarter of 2000, the Company has entered into management contracts for and commenced management of nine mid-scale, upper economy and budget hotels and one luxury hotel. The Company has also entered into management contracts to manage five hotels which are currently scheduled to open in either 2000 or 2001.

YEAR 2000 COMPLIANCE

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of year 2000 computer complications. However, it is possible that the full impact of the date change, which was a concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that year 2000 or similar issues may occur with billing, payroll or financial closings at quarter- or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if the year 2000 or similar complications adversely affect its customers or suppliers. The Company currently is not aware of any significant year 2000 or similar problems that have arisen for its customers or suppliers.

     The Company expended approximately $2.0 million on year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and software, as well as identifying and remediating year 2000 problems. In connection with the Spin-off, Wyndham agreed to pay up to $929,000 of the corporate level year 2000 compliance related expenses, and this amount was funded into an escrow account at the time of the Spin-off. In addition, to the extent that the Company is responsible for any year 2000 compliance related expenses with respect to the leased hotels, Wyndham is obligated to indemnify the Company for up to $1.2 million of such expenses. The Company is in the process of calculating the total costs to be reimbursed by Wyndham, and intends to submit such costs to Wyndham for reimbursement in the second quarter of 2000. Any remaining expenses not funded by Wyndham will be funded by the Company through operating cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures required by this item and by Rule 305 of SEC Regulation S-K are not material to the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed below:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................    F-2
Consolidated Statements of Operations for the year ended
  December 31, 1997, for the period from January 1, 1998 to
  June 1, 1998, for the period from June 2, 1998 to December
  31, 1998 and for the year ended December 31, 1999.........    F-3
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997, for the period from January 1,
  1998 to June 1, 1998, for the period from June 2, 1998 to
  December 31, 1998 and for the year ended December 31,
  1999......................................................    F-4
Consolidated Statements of Cash Flows for the year ended
  December 31, 1997, for the period from January 1, 1998 to
  June 1, 1998, for the period from June 2, 1998 to December
  31, 1998 and for the year ended December 31, 1999.........    F-5
Notes to Consolidated Financial Statements..................    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors -- Nominees for Election of Directors" and "-- Executive Officers Who Are Not Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2000 (the "Proxy Statement") and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Election of Directors -- Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Election of Directors -- Beneficial Ownership of Common Stock" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report.

        1. Financial Statements

             The list of financial statements required by this item is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data," and is incorporated herein by reference.

        2. Financial Statement Schedules

             All financial statement schedules are omitted as they are either not applicable or the required information is included in the consolidated financial statements or the notes thereto.

        3. Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1         Distribution Agreement, dated June 18, 1999, among Patriot
              American Hospitality, Inc., Wyndham International, Inc., the
              Company and Interstate Hotels, LLC(1)
  3.1         Articles of Amendment and Restatement of the Company(1)
  3.2         Articles Supplementary Classifying and Designating Series A
              Junior Participating Cumulative Preferred Stock(2)
  3.3         Amended and Restated Bylaws of the Company(1)
  3.4         Shareholder Rights Agreement, dated July 8, 1999, among the
              Company and American Stock Transfer and Trust Company, as
              Rights Agent(2)
  4.1         Specimen certificate for shares of Class A Common Stock of the Company(3)
 10.1         Form of Limited Liability Company Agreement of IHC II,
              LLC(3)
 10.2         Amended and Restated Limited Liability Company Agreement,
              dated June 18, 1999, of Interstate Hotels, LLC(1)
 10.3         Voting Agreement, dated June 18, 1999, among the Company and the identified stockholders of the Company(1)
 10.4         Form of Owner Agreement among Patriot American Hospitality
              Partnership, L.P., Wyndham International Operating
              Partnership, L.P., IHC II, LLC and Marriott International,
              Inc./Marriott Hotel Services, Inc.(3)
 10.5         Form of Lease Agreement(3)
 10.6         Form of Management Agreement among Wyndham International
              Operating Partnership, L.P. and IHC II, LLC(3)
 10.7         Form of Submanagement Agreement among Marriott
              International, Inc./Marriott Hotel Services, Inc. and IHC
              II, LLC(3)
 10.8         Form of Interstate Hotels Corporation Guaranty(3)
 10.9         Settlement Agreement, dated May 27, 1998, among Marriott
              International, Inc., the Company, Interstate Hotels Company,
              Patriot American Hospitality, Inc. and Wyndham
              International, Inc.(3)
 10.10        First Amendment to Settlement Agreement dated August 26,
              1998(3)
 10.11        Second Amendment to Settlement Agreement dated October 29,
              1998(3)
 10.12        Third Amendment to Settlement Agreement dated January 6,
              1999(3)
 10.13        Fourth Amendment to Settlement Agreement dated March 11,
              1999(3)
 10.14        Fifth Amendment to Settlement Agreement dated April 23,
              1999(3)
 10.15        Sixth Amendment to Settlement Agreement dated May 14,
              1999(3)
 10.16        Employment Agreement, dated March 1, 1999, among Interstate
              Hotels Management, Inc. and Thomas F. Hewitt(3)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.17        Employment Agreement, dated December 1, 1998, among
              Interstate Hotels Management, Inc. and Henry L. Ciaffone(3)
 10.18        Employment Agreement, dated June 2, 1998, among Interstate
              Hotels Management, Inc. and Charles R. Tomb, as amended(3)
 10.19        Employment Agreement, dated June 18, 1999, among the Company
              and
              J. William Richardson(1)
 10.20        Employment Agreement, dated June 18, 1999, among the Company
              and
              Kevin P. Kilkeary(4)
 10.21        Interstate Hotels Corporation 1999 Equity Incentive Plan(1)
 10.21.1      Form of Standard Stock Option Agreement(1)
 10.21.2      Form of Stock Option Agreement for certain employees with
              employment agreements(1)
 10.22        Interstate Hotels Corporation Employee Stock Purchase
              Plan(1)
 10.23        Asset Purchase Agreement, dated May 7, 1999, among IHC/Chaz
              Corporation, PAH-Management Corporation and F&H Realty,
              LLC(5)
 10.24        Instrument of Assignment and Assumption, dated June 18,
              1999, among IHC/Chaz Corporation and PAH-Management
              Corporation in favor of Interstate Hotels, LLC(5)
 10.25        Instrument of Assignment and Assumption, dated June 18,
              1999, among F&H Realty, LLC in favor of F&H GP
              Corporation(5)
 10.26        Certificate and Agreement, dated November 1, 1999, among
              Syracuse Office Associates, L.P. Syracuse/Pittsburgh Hotel
              Holdings, L.L.C., Interstate Property Partnership, L.P. and
              the Company(6)
 10.27        Assignment and Assumption of Membership Interest, effective as of November 1, 1999, among Syracuse Office Associates,
              L.P. and Interstate Property Partnership, L.P.(6)
 21.1         List of Subsidiaries of Interstate Hotels Corporation
 23.1         Consent of PricewaterhouseCoopers LLP
 24.1         Powers of Attorney
 27.1         Financial Data Schedule

---------------

(1) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Current Report on 8-K dated July 8, 1999 and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-67065), and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Current Report on 8-K dated June 18, 1999 and incorporated herein by reference.

(6) Filed previously as an exhibit to the Company's Current Report on 8-K dated November 1, 1999 and incorporated herein by reference.

     (b) Reports on Form 8-K

        During the three months ended December 31, 1999, the Company filed a Current Report on Form 8-K, dated November 1, 1999, under Item 2, which reported the acquisition by the Company of the Pittsburgh Airport Residence Inn by Marriott.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on March 30, 2000.

                                          INTERSTATE HOTELS CORPORATION

                                          By: /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                            J. William Richardson
                                            Vice Chairman and Chief Financial
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----

                  *                    Chief Executive Officer and Chairman   March 30, 2000
-------------------------------------  of the Board of Directors (Principal
          Thomas F. Hewitt             Executive Officer)

      /s/ J. WILLIAM RICHARDSON        Vice Chairman and Chief Financial      March 30, 2000
-------------------------------------  Officer (Principal Financial and
        J. William Richardson          Accounting Officer)

                  *                    Director                               March 30, 2000
-------------------------------------
          Michael L. Ashner

                  *                    Director                               March 30, 2000
-------------------------------------
        Benjamin D. Holloway

                  *                    Director                               March 30, 2000
-------------------------------------
          Stephen P. Joyce

                  *                    Director                               March 30, 2000
-------------------------------------
       Phillip H. McNeill, Sr.

                  *                    Director                               March 30, 2000
-------------------------------------
           Anne L. Raymond

     The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith.

                                          By: /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                            J. William
                                              Richardson
                                                             Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Interstate Hotels Corporation:

     We have audited the accompanying consolidated balance sheets of Interstate Hotels Corporation (together with its subsidiaries and predecessors, the "Company"), as described in Note 1 of the consolidated financial statements, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, for the period from January 1, 1998 to June 1, 1998, for the period from June 2, 1998 to December 31, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the Company was not a separate legal entity prior to June 18, 1999. The accompanying consolidated financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete presentation of the consolidated financial statements of Interstate Hotels Company or its affiliates.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations, stockholders' equity and cash flows for the year ended December 31, 1999, for the period from January 1, 1998 to June 1, 1998, for the period from June 2, 1998 to December 31, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 5, the Company adopted the provisions of Emerging Issues Task Force Issue 97-14 effective September 30, 1998.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 16, 2000

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                PREDECESSOR    SUCCESSOR
                                                                -----------    ---------
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1999
                                                                -----------    ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $  1,652      $ 22,440
  Accounts receivable, net of allowance for doubtful
    accounts of $291 in 1998 and
    $486 in 1999............................................       16,816        16,779
  Deferred income taxes.....................................          615         1,172
  Net investment in direct financing leases.................          827           464
  Prepaid expenses and other assets.........................          741         1,148
  Related party receivables -- management contracts.........        1,085           423
                                                                 --------      --------
      Total current assets..................................       21,736        42,426
Restricted cash.............................................        2,201         1,701
Marketable securities.......................................        2,609         2,134
Property and equipment, net.................................        4,076        16,049
Officers and employees notes receivable.....................        2,803         3,541
Notes receivable -- affiliates..............................        3,381        10,838
Net investment in direct financing leases...................        1,680           928
Investment in hotel real estate.............................       21,850            --
Intangible and other assets.................................      100,821        64,842
                                                                 --------      --------
      Total assets..........................................     $161,157      $142,459
                                                                 ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................        2,413         3,430
  Accounts payable -- health trust..........................        1,785         3,358
  Accounts payable -- related parties.......................       18,597         3,991
  Accrued payroll and related benefits......................        6,120         8,252
  Accrued rent..............................................        5,043         5,348
  Accrued merger costs......................................        9,344            --
  Other accrued liabilities.................................        9,236        12,486
                                                                 --------      --------
      Total current liabilities.............................       52,538        36,865
Deferred income taxes.......................................       11,053         2,454
Deferred compensation.......................................        2,609         2,134
                                                                 --------      --------
      Total liabilities.....................................       66,200        41,453
Minority interest...........................................        2,350        41,000
Commitments and contingencies...............................           --            --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 1999................................................           --            --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,394,996 shares issued and outstanding at
    December 31, 1999.......................................           --            64
  Paid-in capital...........................................           --        66,705
  Retained deficit..........................................           --        (5,889)
  Unearned compensation.....................................           --          (874)
  Owners' equity............................................       92,607            --
                                                                 --------      --------
      Total stockholders' equity............................       92,607        60,006
                                                                 --------      --------
      Total liabilities and stockholders' equity............     $161,157      $142,459
                                                                 ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                        PREDECESSOR                        SUCCESSOR
                                               ------------------------------   --------------------------------
                                                                          PERIOD FROM
                                                              -----------------------------------
                                                YEAR ENDED    JANUARY 1, 1998     JUNE 2, 1998       YEAR ENDED
                                               DECEMBER 31,         TO                 TO           DECEMBER 31,
                                                   1997        JUNE 1, 1998     DECEMBER 31, 1998       1999
                                               ------------   ---------------   -----------------   ------------
Lodging revenues:
  Rooms.....................................     $158,343        $ 74,265           $108,698          $183,695
  Other departmental........................        9,512           4,504              6,455            10,693
Net management fees.........................       39,136          18,018             22,763            33,275
Other fees..................................       23,426           9,976             10,478            12,691
                                                 --------        --------           --------          --------
                                                  230,417         106,763            148,394           240,354
                                                 --------        --------           --------          --------
Lodging expenses:
  Rooms.....................................       36,919          16,115             25,114            44,237
  Other departmental........................        5,487           2,674              3,962             6,975
  Property costs............................       43,225          21,045             31,714            56,258
General and administrative..................       13,212           6,115              5,822            14,069
Payroll and related benefits................       21,892          10,982             10,439            19,619
Lease expense...............................       73,283          34,515             51,165            89,174
Depreciation and amortization...............        4,845           2,152             10,659            20,833
Loss on impairment of investment in hotel
  lease contracts...........................           --              --                 --            16,406
                                                 --------        --------           --------          --------
                                                  198,863          93,598            138,875           267,571
                                                 --------        --------           --------          --------
Operating income (loss).....................       31,554          13,165              9,519           (27,217)
Other income (expense):
  Interest, net.............................          498             204                390             1,368
  Other, net................................          431             474              1,391             1,516
  Loss on sale of investment in hotel real
    estate..................................           --              --                 --              (876)
                                                 --------        --------           --------          --------
Income (loss) before income tax expense
  (benefit).................................       32,483          13,843             11,300           (25,209)
  Income tax expense (benefit)..............       12,986           5,528              4,436            (5,078)
                                                 --------        --------           --------          --------
Income (loss) before minority interest......       19,497           8,315              6,864           (20,131)
Minority interest...........................           18              24                209           (12,514)
                                                 --------        --------           --------          --------
Net income (loss)...........................     $ 19,479        $  8,291           $  6,655          $ (7,617)
                                                 ========        ========           ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   ---------

                                                                 RETAINED
                                              COMMON   PAID-IN   EARNINGS      UNEARNED      OWNERS'
                                              STOCK    CAPITAL   (DEFICIT)   COMPENSATION    EQUITY      TOTAL
                                              -----    -------   ---------   ------------    ------      -----
Balance at December 31, 1996...............    $--     $    --    $    --      $    --      $  56,886   $ 56,886
  Net capital contributions................     --          --         --           --          4,365      4,365
  Net income...............................     --          --         --           --         19,479     19,479
                                               ---     -------    -------      -------      ---------   --------
Balance at December 31, 1997...............     --          --         --           --         80,730     80,730
  Net capital distributions................     --          --         --           --         (9,840)    (9,840)
  Net income...............................     --          --         --           --          8,291      8,291
                                               ---     -------    -------      -------      ---------   --------
Balance at June 1, 1998....................     --          --         --           --         79,181     79,181
  Net capital distributions................     --          --         --           --        (49,981)   (49,981)
  Change in Basis..........................     --          --         --           --         56,752     56,752
  Net income...............................     --          --         --           --          6,655      6,655
                                               ---     -------    -------      -------      ---------   --------
Balance at December 31, 1998...............     --          --         --           --         92,607     92,607
  Net capital contributions................     --          --         --           --         25,816     25,816
  Spin-off transaction.....................     59      63,511      1,728           --       (118,423)   (53,125)
  Issuance of Common Stock.................      2       2,118         --           --             --      2,120
  Unearned compensation related to the
     issuance of Common Stock..............      3       1,076         --       (1,079)            --         --
  Amortization of unearned compensation....     --          --         --          205             --        205
  Net loss.................................     --          --     (7,617)          --             --     (7,617)
                                               ---     -------    -------      -------      ---------   --------
Balance at December 31, 1999...............    $64     $66,705    $(5,889)     $  (874)     $      --   $ 60,006
                                               ===     =======    =======      =======      =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     PREDECESSOR                        SUCCESSOR
                                                            ------------------------------   --------------------------------
                                                                                       PERIOD FROM
                                                                           -----------------------------------
                                                             YEAR ENDED    JANUARY 1, 1998     JUNE 2, 1998       YEAR ENDED
                                                            DECEMBER 31,         TO                 TO           DECEMBER 31,
                                                                1997        JUNE 1, 1998     DECEMBER 31, 1998       1999
                                                            ------------   ---------------   -----------------   ------------
Cash flows from operating activities:
  Net income (loss)......................................     $ 19,479        $  8,291           $  6,655          $ (7,617)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization........................        4,845           2,152             10,659            20,833
    Equity in earnings from unconsolidated
      subsidiaries.......................................         (373)           (513)            (1,526)           (1,525)
    Loss on impairment of investment in hotel lease
      contracts..........................................           --              --                 --            16,406
    Loss on sale of investment in hotel real estate......           --              --                 --               876
    Minority interest....................................           18              24                209           (12,514)
    Deferred income taxes................................          167          (1,555)             8,346            (3,867)
    Other................................................           --             176                135               165
  Cash (used in) provided by assets and liabilities:
    Accounts receivable, net.............................       (8,158)         (3,661)             2,552               662
    Prepaid expenses and other assets....................         (267)            307              1,092              (285)
    Related party receivables............................        1,312            (341)             1,017               662
    Accounts payable.....................................       (2,572)          1,053             (5,181)            4,625
    Accrued liabilities..................................       (1,934)         12,426            (14,365)            5,372
                                                              --------        --------           --------          --------
      Net cash provided by operating activities..........       12,517          18,359              9,593            23,793
                                                              --------        --------           --------          --------
Cash flows from investing activities:
  Net investment in direct financing leases..............          (33)            145               (377)            1,115
  Change in restricted cash..............................         (219)            540               (417)              500
  Purchase of property and equipment, net................       (2,170)           (709)              (487)             (970)
  Acquisition of hotel, net of cash received.............           --              --                 --           (12,981)
  Purchases of marketable securities.....................           --              --            (10,725)           (2,245)
  Proceeds from sale of marketable securities............           --              --             14,567             1,958
  Proceeds from sale of investment in hotel real
    estate...............................................           --              --                 --            13,654
  Net cash (invested in) received from unconsolidated
    subsidiaries.........................................      (16,147)          1,085             (2,327)            1,176
  Change in officers and employee notes receivable,
    net..................................................       (7,554)             (2)              (989)             (960)
  Net investment in management contracts.................       (2,116)           (666)              (548)             (291)
  Merger-related acquisition costs.......................           --              --            (26,484)           (8,941)
  Change in notes receivable -- affiliates, net..........       (5,071)          2,043               (311)           (2,057)
  Acquisitions of leases.................................       (2,500)             --                 --               (16)
  Other..................................................          103             238                391               (63)
                                                              --------        --------           --------          --------
      Net cash (used in) provided by investing
         activities......................................      (35,707)          2,674            (27,707)          (10,121)
                                                              --------        --------           --------          --------
Cash flows from financing activities:
  Repayment of long-term debt............................         (171)           (180)              (190)               --
  Proceeds from sale of Common Stock.....................           --              --                 --             2,120
  Net (distributions to) contributions from minority
    interest.............................................           --             (44)               (55)            6,934
  Related party payables.................................       10,260          (9,234)            17,571           (18,597)
  Net contributions from (distributions to) owners.......        4,365          (9,840)            (1,727)           16,659
                                                              --------        --------           --------          --------
      Net cash provided by (used in) financing
         activities......................................       14,454         (19,298)            15,599             7,116
                                                              --------        --------           --------          --------
Net (decrease) increase in cash and cash equivalents.....       (8,736)          1,735             (2,515)           20,788
Cash and cash equivalents at beginning of period.........       11,168           2,432              4,167             1,652
                                                              --------        --------           --------          --------
Cash and cash equivalents at end of period...............     $  2,432        $  4,167           $  1,652          $ 22,440
                                                              ========        ========           ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation (together with its subsidiaries and predecessors, the "Company") was formed pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc., formerly Patriot American Hospitality, Inc. ("Wyndham"), on June 18, 1999. On June 2, 1998, Interstate Hotels Company (the predecessor of the Company, and together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). Prior to the Merger, Marriott International, Inc. ("Marriott") filed a lawsuit to stop the closing of the Merger as a result of a dispute over certain franchise agreements between Marriott and Old Interstate. On June 18, 1999, pursuant to a settlement agreement with Marriott, Wyndham transferred to the Company, which was then a newly formed corporation, the third-party hotel management business of Old Interstate, equity interests in The Charles Hotel Complex, a hotel, retail and office complex located in Cambridge, Massachusetts, and long-term leasehold interests in 79 hotels. Wyndham then spun-off the Company to its shareholders (the "Spin-off"). In connection with the Spin-off, Marriott purchased 4% of the Company's common stock, Wyndham retained 4% of the Company's common stock, and the remaining 92% of the Company's common stock was distributed to Wyndham's shareholders.

     The financial statements have been prepared using the predecessor basis of accounting for the year ended December 31, 1997 and for the period from January 1, 1998 to June 1, 1998 (the "June 1998 period"), and the successor basis of accounting for the period from June 2, 1998 to December 31, 1998 (the "December 1998 period"), as well as for the year ended December 31, 1999, to coincide with the periods before and after the Merger. The Merger was accounted for using the purchase method of accounting, and the Merger consideration was allocated by Wyndham on the basis of the estimated fair market value of the assets of Old Interstate. The Spin-off was accounted for using the historical basis of accounting. When used herein, "consolidated financial statements" refers to the historical combined financial statements of the Company prior to the Spin-off and the historical consolidated financial statements of the Company thereafter.

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of Old Interstate's financial statements prior to the Merger using the predecessor basis of accounting, and from Wyndham's financial statements subsequent to the Merger through the Spin-off date using the successor basis of accounting, which gives effect to the allocation of the Merger consideration. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels which were retained by the Company in connection with the Spin-off. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for all periods presented.

     The Company's principal subsidiaries include Interstate Hotels, LLC and Interstate Pittsburgh Hotel Holdings, L.L.C. Interstate Hotels, LLC ("IH LLC") has assumed the third-party hotel management business previously conducted by Old Interstate and holds the leasehold interests in the Company's leased hotels, as well as provides ancillary services such as centralized purchasing, equipment leasing and insurance services. The Company owns a 45% managing member interest and Wyndham owns a 55% non-controlling ownership interest in IH LLC. Interstate Pittsburgh Hotel Holdings, L.L.C. is a wholly owned subsidiary which owns the Pittsburgh Airport Residence Inn by Marriott.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED:

     The Company includes the revenues and expenses and the working capital of the leased hotels in the financial statements because the risk of operating these hotels is borne by the Company, as lessee, under the terms of the leases. Revenues and expenses from the operation of the managed hotels are not included in the financial statements because the hotel management contracts are generally cancellable, not transferable and do not shift the risks of operation to the Company. Therefore, the Company records revenues from management fees only for its managed hotels.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the proportionate share of the equity that is owned by third parties in entities controlled by the Company. The net income or loss of such entities is allocated to the minority interests based on their percentage ownership throughout the year.

Cash and Cash Equivalents:

     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes the credit risk related to these cash and cash equivalents is minimal. Prior to the Spin-off, certain cash of the Company was swept from individual accounts and combined with Old Interstate's cash in a central account.

     For periods prior to the Spin-off, amounts owed to related entities to meet short-term cash requirements in connection with Old Interstate's centralized cash account are recorded as accounts payable -- related parties.

Restricted Cash:

     Capital restricted under applicable government insurance regulations is included in restricted cash, and represents approximately 20% of the annual insurance premiums written by the Company.

Direct Financing Leases:

     Equipment acquired and subsequently leased to hotels under capital leases is recorded at the net investment in direct financing leases, which represents the total future minimum lease payments receivable net of unearned income. When payments are received, the receivable is reduced and the unearned income is recognized on a pro-rata basis over the life of the lease.

Property and Equipment:

     Property and equipment are recorded at cost, which includes the allocated purchase price for hotel acquisitions, and are depreciated on the straight-line method over their estimated useful lives. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated. The cost and the related accumulated depreciation applicable to property no longer in service are eliminated from the accounts and any gain or loss thereon is included in operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Officers and Employees Notes Receivable:

     The Company grants loans from time to time to officers and employees, which are payable upon demand and generally do not bear interest until such demand is made. Certain notes may be forgiven and expensed provided certain conditions are satisfied.

Intangible and Other Assets:

     Intangible and other assets consist of the amounts paid to obtain management and lease contracts including the allocation of the Merger consideration by Wyndham. Intangibles and other assets are amortized on the straight-line method over the life of the underlying contracts or estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

     The carrying values of long-lived assets, which include property and equipment and all intangible assets, are evaluated quarterly in relation to the operating performance and future undiscounted operating cash flows of the underlying assets. Adjustments are made if the sum of expected future undiscounted net cash flows is less than book value. See Note 4 for the results of the current year evaluation.

Deferred Income Taxes:

     Deferred income taxes are recorded using the liability method. Under this method, deferred tax assets and liabilities are provided for the differences between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Income Tax Status:

     Prior to the Spin-off, the entities that comprised the Company were included in the consolidated federal income tax return of either Old Interstate or Wyndham and all tax liabilities were paid by either Old Interstate or Wyndham. The income tax provision presented in these consolidated financial statements through the Spin-off date has been calculated as if the Company had prepared and filed a separate income tax return for those periods. The income tax liability for all current income taxes for purposes of these consolidated financial statements through the Spin-off date have been settled with either Old Interstate or Wyndham through owners' equity. For periods after the Spin-off, the Company will file a separate consolidated income tax return. Such return will include an allocation of the operating results of IH LLC based on its 45% share of the taxable operating results of IH LLC.

     The effective tax rate used after the Spin-off is based on the Company's effective tax rate for the year ended December 31, 1999, and varies from the statutory tax rate as a result of the allocations of the taxable operating results of IH LLC to minority interests, as discussed above.

Insurance:

     Insurance revenues are earned through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portion of the premium is recognized to account for the unexpired term of the policy (as-reported basis). Direct premiums written are recognized pursuant to the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Unearned premiums represent the portion of premiums applicable to the unexpired term of policies in force. Losses are provided for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Such losses are based on management's estimate of the ultimate cost of settlement of claims and historical loss rates. Accrued claims liabilities are carried at present value without discounting since the contracts are of a short duration and discounting would not be significant. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Owners' Equity:

     Owners' equity prior to the Spin-off represents the net equity of Old Interstate and Wyndham in the Company. Net contributions/distributions from owners represent non-operating transfers to and from Old Interstate and Wyndham.

Revenue Recognition:

     The owned and leased hotels recognize revenue from their rooms, food and beverage and other departments as earned on the close of each business day. Management and other related fees are recognized when earned.

Reimbursable Expenses:

     The Company is reimbursed for costs associated with providing insurance and risk management services, purchasing and project management services, MIS and legal support, centralized accounting, training and relocation programs to the owned, managed and leased hotels. These revenues are included in other fees and the corresponding costs are included in general and administrative and payroll and related benefits in the consolidated statements of operations.

Financial Instruments:

     As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements. They may also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications:

     Certain amounts in previously issued financial statements have been reclassified to conform to the presentation adopted in the 1999 consolidated financial statements.

3.  MERGER:

     In connection with the Merger, Wyndham allocated the Merger consideration on the basis of the estimated fair market value of the assets of Old Interstate. The fair market value of these assets was determined using historical and projected cash flow and earnings at then current market multiples and discount rates. As a result, on June 2, 1998, Old Interstate recorded an additional intangible asset related to management contracts of $69,862, a net decrease in other assets of $7,652 related to hotel leases and a net deferred tax liability of $5,458, resulting in a net increase to owners' equity of $56,752 ("Change in Basis"). The intangible asset related to the management contracts is being amortized over five years, based on the average remaining contract term, and the intangible asset related to the leased hotels is being amortized over the average remaining periods of the leases of 11 and 13.5 years, beginning June 2, 1998.

     Merger-related costs incurred by Old Interstate were not reflected in the accompanying consolidated statement of operations for the June 1998 period, as they did not relate specifically to ongoing business. In connection with the Merger, severance payments and other merger-related costs were incurred by Wyndham and capitalized as part of the purchase price of Old Interstate.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  IMPAIRMENT OF INVESTMENT IN HOTEL LEASE CONTRACTS:

     In 1999, the Company recorded a non-cash impairment loss of $16,406 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. The impairment loss was the result of a permanent impairment of the future profitability of these hotels for the remainder of the hotel lease contract terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from significant construction that has occurred within this industry segment. This recent construction has caused a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. The long-term impact of this over-supply on the profitability of the Company's leased hotels was determined and quantified as a result of a negative trend in operating statistics increasing through the fourth quarter of 1999 and during the completion of the Company's budgeting process in the fourth quarter of 1999.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. As a result of the current year evaluation, the Company recognized the impairment loss on 42 of its leased hotel intangible assets. The remaining limited-service leased hotel intangible assets will continue to be amortized over the remainder of the original lease contract terms.

5.  CHANGE IN ACCOUNTING:

     Effective September 30, 1998, the Company adopted the provisions of Emerging Issues Task Force Issue 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" (EITF 97-14). The issue requires that the accounts of the rabbi trust (the "Trust") be consolidated with the accounts of the employer. Previously the accounts of the Trust were not consolidated.

     The Company provides deferred compensation for certain executives and hotel general managers by depositing amounts into a Trust for the benefit of the participating employees. Deposits into the Trust are expensed and amounted to $662, $178, $250 and $530 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively. Amounts in the Trust earn investment income, which serves to increase the corresponding deferred compensation obligation. Amounts in the Trust are always fully vested.

     The effect of adopting EITF 97-14 as of September 30, 1998 was an increase in investments and deferred compensation of $6,451. Investments, which are recorded at market value, are directed by the Company and consist principally of mutual funds. The adoption did not have any effect on net income in 1999 or the December 1998 period and is not expected to significantly impact net income in future periods. Unrealized gains and losses were not significant at December 31, 1999 and 1998.

     In October 1998, the Company paid $4,213 in deferred compensation from the Trust to certain executives.

6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma information is presented to include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1998. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge for additional incentive lease expense for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off. In management's opinion,

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED:

all material pro forma adjustments necessary to reflect the effects of these transactions have been made. The unaudited pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income relating to the Merger, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1998          1999
                                                                 --------      --------
Total revenues..............................................     $240,658      $235,389
Operating income (loss).....................................        4,719       (31,076)
Net income (loss)...........................................        1,733        (7,805)
Pro forma basic earnings per common share...................          .27         (1.22)
Pro forma diluted earnings per common share.................          .27         (1.22)

7.  ACQUISITIONS:

     On November 1, 1999, the Company acquired the Pittsburgh Airport Residence Inn by Marriott for a total acquisition cost, including closing costs, of $12,981. This acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the following assets: net working capital $288; land $1,344; buildings $9,813; and furniture, fixtures and equipment $1,536. Prior to the acquisition, an officer of the Company beneficially owned a 10% limited partnership interest in the entity that sold the hotel to the Company.

8.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at December 31:

                                                                  1998        1999
                                                                 -------     -------
Land........................................................     $    --     $ 1,344
Buildings and leasehold improvements (10 to 40 years).......       1,000      11,070
Furniture, fixtures and equipment (5 to 20 years)...........       3,522       4,874
                                                                 -------     -------
                                                                   4,522      17,288
Less accumulated depreciation...............................        (446)     (1,239)
                                                                 -------     -------
                                                                 $ 4,076     $16,049
                                                                 =======     =======

     Depreciation expense was approximately $666, $313, $446 and $857 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively.

9.  NET INVESTMENT IN DIRECT FINANCING LEASES:

     The Company leases office, computer and telephone equipment to managed hotels under capital leases. The following represents the components of the net investment in direct financing leases at December 31:

                                                                  1998        1999
                                                                 -------     -------
Total future minimum lease payments receivable..............     $ 3,118     $ 1,745
Less unearned income........................................         611         353
                                                                 -------     -------
                                                                   2,507       1,392
                                                                 -------     -------
Less current portion........................................         827         464
                                                                 -------     -------
                                                                 $ 1,680     $   928
                                                                 =======     =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  NET INVESTMENT IN DIRECT FINANCING LEASES, CONTINUED:

     Future minimum lease payments to be received under these leases for each of the years ending December 31 are as follows:

2000........................................................  $   809
2001........................................................      591
2002........................................................      262
2003........................................................       83
                                                              -------
                                                              $ 1,745
                                                              =======

10.  INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consisted of the following at December 31:

                                                              1998        1999
                                                            --------    --------
Management contracts (3 to 6 years through the June 1998
  period, 5 years thereafter)...........................    $ 74,109    $ 74,086
Lease contracts (15 and 11 years through the June 1998
  period, 13.5 and 11 years thereafter).................      36,832      20,442
Other...................................................         300         362
                                                            --------    --------
                                                             111,241      94,890
Less accumulated amortization...........................     (10,420)    (30,048)
                                                            --------    --------
                                                            $100,821    $ 64,842
                                                            ========    ========

11.  COMMITMENTS AND CONTINGENCIES:

     Leases for hotels have initial terms of 10 to 15 years expiring through 2014, and provide for fixed base rent and variable components based on a percentage of hotel revenues. Future fixed minimum lease payments are computed based on the base rent of each lease, as defined, and are as follows:

2000........................................................      $ 58,888
2001........................................................        58,888
2002........................................................        58,888
2003........................................................        58,888
2004........................................................        58,888
Thereafter..................................................       393,348
                                                                  --------
                                                                  $687,788
                                                                  ========

     The Company accounts for the leases of office space (the office leases expire at varying times through 2005) and certain office equipment (the equipment leases expire at varying times through 2005) as operating leases. Total rent expense amounted to approximately $1,571, $911, $1,305 and $2,216 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively. The following is a schedule of future minimum lease payments under these leases:

2000........................................................    $  1,998
2001........................................................       1,862
2002........................................................       1,850
2003........................................................       1,411
2004........................................................         377
Thereafter..................................................         224
                                                                --------
                                                                $  7,722
                                                                ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.  COMMITMENTS AND CONTINGENCIES, CONTINUED:
     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at the hotels it operates. In addition, legal proceedings were or may be commenced against Old Interstate in the ordinary course of its business. To the extent that such legal proceedings relate to operations that are now conducted by the Company, the Company will succeed to any liabilities resulting from such legal proceedings, and under the terms of the Spin-off, the Company is required to indemnify Wyndham with respect thereto, whether arising before or after the Spin-off. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnification from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Old Interstate had similar arrangements prior to the Merger. In addition, in connection with the Spin-off, Wyndham is agreed to indemnify the Company against liabilities relating to, among other things, the assets of Old Interstate that Wyndham retained. As a result, the Company believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

Risk Related to Dispute Over Leased Hotel Portfolio:

     As of December 31, 1998, the Company was engaged in a dispute with Equity Inns Partnership, L.P. ("Equity Inns") regarding, among other matters, the status of leases for 79 Hotels the Company leased from Equity Inns or its affiliates. The principal issue in the dispute was whether the Company or Equity Inns was responsible for funding property improvement plans ("PIPs") which were issued by franchisors under whose brand names the Company operated the leased hotels. Although franchise agreements generally provide to franchisors the right to require third-party operators to fund PIPs at any time, these PIPs were issued as a result of Old Interstate's Merger into Wyndham. The total amount required to be funded under the PIPs was approximately $6,000.

     On March 31, 1999, the Company settled the above-described dispute and entered into a consolidated amendment to the Company's lease agreements and master agreement with Equity Inns. As part of the amendment, Equity Inns acknowledged that the Company is not responsible for the funding of the PIPs. The Company agreed to pay a one-time additional incentive rent payment for the 1999 lease year in the amount of $2,000. In addition, the amended lease agreements now include, among other things, performance standards with respect to the leased hotels, including requirements to maintain room revenue per available room and expenditures to within specified percentages of the amounts targeted in the hotels' operating budgets and a minimum net worth covenant. Equity Inns' sole remedy for a failure to satisfy the performance standards is to terminate the subject lease or leases, without penalty. A failure to maintain the minimum net worth would be a default under the leases.

     The Company is currently engaged in a dispute with Equity Inns regarding 41 of the 76 hotels leased from Equity Inns or its affiliates. Equity Inns has asserted that the Company has failed to spend the required percentages of the amounts targeted in certain categories of the hotels' operating budgets for the measuring period from July 1, 1999 through December 31, 1999 with respect to 41 leases. The Company disagrees with and is vigorously disputing Equity Inns' interpretation of this requirement. If, however, the Company is determined to have failed to spend the required amount under the leases, Equity Inns' sole remedy is to terminate the subject lease or leases. The carrying value of the Company's leased hotel intangible assets related to the 41 hotel leases amounted to approximately $6,400 at December 31, 1999. The termination of the subject lease or leases could result in accelerated amortization of all or the applicable portion of the leased hotel intangible assets on the date of termination. At this time, Equity Inns has not notified the Company of its intent to terminate any of the 41 subject leases.

12.  PREFERRED AND COMMON STOCK:

     The Company has the authority to issue up to 10,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors of the Company without stockholder

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  PREFERRED AND COMMON STOCK, CONTINUED:

approval. The rights of the holders of the Company's Common Stock will be subject to, and may be affected by, the rights of the holders of any such preferred stock that may be issued in the future. No preferred stock has been issued to date.

     Each holder of Class A, Class B and Class C Common Stock is entitled to one vote for each share held by such holder, and no stockholders have cumulative voting rights or preemptive, subscription or redemption rights, and no liability exists for further calls or assessments. Holders of Class B shares are entitled to elect one director, and holders of Class C shares are entitled to elect one director. Holders of Class A shares elect the remaining directors. Upon the liquidation or dissolution of the Company, all holders of shares of Common Stock share ratably in the assets of the Company available for distribution to stockholders, subject to the preferential rights of any then outstanding shares of preferred stock.

     The following table represents the number of shares of Common Stock authorized, issued and outstanding at December 31, 1999.

                                                                      ISSUED AND
                                           PAR VALUE    AUTHORIZED    OUTSTANDING
                                           ---------    ----------    -----------
Class A common stock.....................    $.01       62,000,000     6,091,802
Class B common stock.....................    $.01        1,500,000       242,555
Class C common stock.....................    $.01        1,500,000        60,639
                                                        ----------     ---------
                                                        65,000,000     6,394,996
                                                        ==========     =========

     The following represents the number of shares of Common Stock authorized for issuance under the Company's stock plans:

1999 Equity Incentive Plan..................................  2,300,000
Employee Stock Purchase Plan................................    400,000
                                                              ---------
                                                              2,700,000
                                                              =========

     The 1999 Equity Incentive Plan provides for long-term incentives to be awarded to eligible employees through grants of restricted stock and grants of stock options to purchase shares of Common Stock. The options generally vest over a three-year period and expire after ten years. During 1999, the Company issued 331,917 restricted shares of Class A Common Stock to two executives under the 1999 Equity Incentive Plan. The shares vest over a three to four year period and the unvested portion of compensation has been reflected as unearned compensation in the accompanying consolidated statements of stockholders' equity. The Employee Stock Purchase Plan is designed to be a non-compensatory plan, whereby eligible employees may elect to withhold a maximum of 8% of their salary and use such amounts to purchase Common Stock.

     The Company has elected to account for stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than SFAS No. 123, "Accounting for Stock-Based Compensation." Based on the fair value of the options at the grant dates according to SFAS No. 123, the Company's net loss would not have changed for compensation cost related to the stock options for the year ended December 31, 1999.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

Weighted average risk-free interest rate....................      6.2%
Expected dividend yield.....................................       --
Expected volatility.........................................     55.0%
Expected life (number of years).............................       10

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  PREFERRED AND COMMON STOCK, CONTINUED:

     The transactions for stock options issued under the 1999 Equity Incentive Plan were as follows:

                                                               WEIGHTED AVERAGE
                                                      -----------------------------------
                                          NUMBER OF    REMAINING       VALUE     EXERCISE      RANGE OF
                                           OPTIONS    LIFE (YEARS)   PER SHARE    PRICE     EXERCISE PRICE
                                          ---------   ------------   ---------   --------   --------------
Outstanding, December 31, 1998..........         --
Granted.................................  1,768,000                               $4.50         $4.50
Exercised...............................         --                                  --            --
Canceled................................    (30,000)                              $4.50         $4.50
                                          ---------
Outstanding, December 31, 1999..........  1,738,000       9.5          $3.25      $4.50         $4.50
                                          =========
Shares reserved for future options at
  December 31, 1999.....................    562,000

13.  NET MANAGEMENT FEES:

     The Company's management agreements have initial terms that range from one month to 49 years, expire through the year 2044 and are generally cancelable under certain conditions, including the sale of the hotel.

     The management agreements specify the base management fees to be earned, which are generally based on percentages of gross revenues. In certain cases, incentive management fees are earned based on the hotels' profitability as defined by the management agreements. The net management fees earned for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods were as follows:

                                                         JUNE      DECEMBER
                                              1997       1998        1998       1999
                                             -------    -------    --------    -------
Base management fees.....................    $32,220    $14,435    $16,108     $25,107
Incentive management fees................      7,238      3,882      7,096       8,656
                                             -------    -------    -------     -------
                                              39,458     18,317     23,204      33,763
Less:
  Administrative fees....................        322        299        441         488
                                             -------    -------    -------     -------
                                             $39,136    $18,018    $22,763     $33,275
                                             =======    =======    =======     =======

14.  INCOME TAXES:

     Income tax expense (benefit) consisted of the following for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods:

                                                         JUNE      DECEMBER
                                              1997       1998        1998       1999
                                             -------    -------    --------    -------
Current:
  Federal..................................  $11,217    $ 6,198    $(3,421)    $ 1,113
  State....................................    1,602        885       (489)        195
                                             -------    -------    -------     -------
                                              12,819      7,083     (3,910)      1,308
                                             -------    -------    -------     -------
Deferred:
  Federal..................................      146     (1,360)     7,303      (5,552)
  State....................................       21       (195)     1,043        (834)
                                             -------    -------    -------     -------
                                                 167     (1,555)     8,346      (6,386)
                                             -------    -------    -------     -------
  Income tax expense (benefit).............  $12,986    $ 5,528    $ 4,436     $(5,078)
                                             =======    =======    =======     =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  INCOME TAXES, CONTINUED:

     A reconciliation of the Company's effective tax rate to the federal statutory rate for the year ended December 31, 1999 is as follows:

Federal statutory rate......................................   35%
State taxes, net of federal benefit.........................    3
Minority interest...........................................  (17)
Other.......................................................   (1)
                                                              ---
Effective tax rate..........................................   20%
                                                              ===

     For periods prior to the Spin-off, the provision for income tax was recorded based on the federal statutory rate of 35% plus the state tax rate, net of federal income tax benefit of 5% after consideration of minority interests in passthrough tax entities. These rates approximate Old Interstate's historical rates.

     The financial statement components that give rise to the net deferred tax assets and liabilities consisted of the following at December 31:

                                                               1998                     1999
                                                       ---------------------    ---------------------
                                                       ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                       ------    -----------    ------    -----------
Depreciation and amortization........................  $   --      $11,749      $   --      $ 1,742
Payroll and related benefits.........................     139           --         189           --
Self-insured health trust............................     614           --         605           --
Retirement plan......................................      --           90          34           --
Other................................................      --           48          --          368
Investment in hotel real estate......................     696           --          --           --
                                                       ------      -------      ------      -------
                                                       $1,449      $11,887      $  828      $ 2,110
                                                       ======      =======      ======      =======

15.  EARNINGS PER SHARE:

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of the financial statements of Old Interstate and Wyndham, and principally include those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management and leasing businesses conducted by the Company. The Company believes that the historical earnings per share calculations required in accordance with SFAS No. 128 are not meaningful for periods prior to the Spin-off and, therefore, have not been provided. In addition, the Company does not believe that a historical earnings per share calculation for the period between the date of the Spin-off through December 31, 1999 is meaningful. Rather, earnings per share for the three-month periods ended September 30, 1999 and December 31, 1999 and pro forma earnings per share for the years ended December 31, 1998 and 1999 are a more meaningful measure of the Company's results of operations (see Notes 6 and 23).

     The historical earnings per share for the three-month periods ended September 30, 1999 and December 31, 1999 have been calculated by dividing net loss by the weighted average number of shares of common stock deemed to be outstanding. The pro forma earnings per share for the years ended December 31, 1998 and 1999 have been calculated by dividing pro forma net loss by the pro forma weighted average number of common shares deemed to be outstanding, which includes certain restricted common shares that were issued in October 1999. Pro forma net loss reflects the transactions discussed in Notes 1 and 3 and other required adjustments discussed in Note 6 as if all of the transactions had occurred on January 1, 1998.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest amounted to $29, $20 and $10 for the year ended December 31, 1997 and for the June 1998 and December 1998 periods, respectively. No cash was paid for interest for the year ended December 31, 1999.

     In connection with the Merger, in the December 1998 period, the Company excluded from the consolidated statements of cash flows a non-cash step-up in basis of $30,268 arising from the allocation of Merger consideration, which includes an increase to management contract costs of $43,378, a decrease in other assets related to hotel leases of $7,652 and a deferred tax liability of $5,458. In addition, as a result of the change in accounting discussed in Note 5, the Company recorded marketable securities and deferred compensation in the amount of $6,451 as of September 30, 1998, which was also excluded from the December 1998 period statement of cash flows.

     In 1999, as a result of the Spin-off, the Company excluded from the consolidated statements of cash flows non-cash equity transfers of $57,614 to minority interests, representing the net book value of Wyndham's 55% non-controlling ownership interest in IH LLC, a transfer of Wyndham's share of the net deferred tax liability of $5,289, and the net book value of the Common Stock distributed to the stockholders of the Company of $65,456. Prior to the Spin-off, the Company excluded from the consolidated statements of cash flows the contribution of Wyndham stock valued at $2,172 that was used to reduce accrued liabilities recorded in connection with the Merger. In addition, as a result of the sale of the equity interests in The Charles Hotel Complex, the Company excluded from the consolidated statements of cash flows a $5,750 secured non-recourse promissory note, which was received as proceeds from the sale, and the elimination of $2,409 of third-party minority interests of Intercarp Limited Partnership. The Company also excluded from the consolidated statements of cash flows non-cash unearned compensation of $1,079 related to the issuance of Common Stock to two executives during 1999.

17.  INSURANCE:

     The Company provides certain insurance coverage to hotels under the terms of the various management and lease contracts. This insurance is generally arranged through third-party carriers. Northridge Insurance Company ("Northridge"), a subsidiary of IH LLC, reinsures a portion of the coverage from these third-party primary insurers. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers' losses (general/comprehensive liability), wrongful employment practices, garagekeeper's legal liability, replacement cost automobile losses and real and personal property insurance.

     The Company is liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides employees of the Company with group health insurance benefits. The Company has a financial indemnity liability policy with Northridge which indemnifies the Company for certain obligations for the deficiency in the related Health Trust. The premiums for this coverage received from the properties managed by the Company, net of intercompany amounts paid for employees at the Company's corporate offices and leased hotels, are recorded as direct premiums written. There was a deficiency of $1,451 and $2,949 in the related Health Trust as of December 31, 1998 and 1999, respectively, which was recorded as a liability of the Company in the accompanying consolidated balance sheets.

     All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,610 and $1,083 at December 31, 1998 and 1999, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  INSURANCE, CONTINUED:
other fees in the consolidated statements of operations and is comprised of the following for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods:

                                                           JUNE     DECEMBER
                                                 1997      1998       1998       1999
                                                ------    ------    --------    ------
Reinsurance premiums written..................  $5,811    $3,191     $2,585     $3,907
Direct premiums written.......................   2,221       625        875        800
Reinsurance premiums ceded....................    (544)     (130)      (170)      (100)
Change in unearned premiums reserve...........     (55)      (87)      (103)         2
Loss sharing premiums.........................   1,687       702        926         10
                                                ------    ------     ------     ------
Insurance income..............................  $9,120    $4,301     $4,113     $4,619
                                                ======    ======     ======     ======

18.  EMPLOYEE BENEFIT PLANS:

     The Company maintains a defined contribution savings plan for all employees of the Company. Eligibility for participation in the plan is based on the employee's attainment of 21 years of age and on the completion of one year of service with the Company. Employer contributions are based on a percentage of employee contributions. Participants may make voluntary contributions to the plan of up to 6% of their compensation, as defined. The Company incurred expenses related to employees at its corporate offices of approximately $230, $105, $147, and $221 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively.

19.  FINANCIAL INSTRUMENTS:

     The carrying values and fair values of the Company's financial instruments consisted of the following at December 31:

                                                      1998                  1999
                                               ------------------    -------------------
                                               CARRYING     FAIR     CARRYING     FAIR
                                                VALUE      VALUE      VALUE       VALUE
                                               --------    ------    --------    -------
Cash and cash equivalents....................   $1,652     $1,652    $22,440     $22,440
Restricted cash..............................    2,201      2,201      1,701       1,701
Officers and employees notes receivable......    2,803      2,803      3,541       3,541
Notes receivable-affiliates..................    3,381      3,381     10,838      10,838
Marketable securities........................    2,609      2,609      2,134       2,134

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and restricted cash: The carrying amounts approximate fair value because of the short maturity of these investments.

     Notes receivable: The fair value of notes receivable is based on anticipated cash flows and approximates carrying value.

     Marketable securities: The fair value of marketable securities is based principally on the quoted market prices of the underlying security.

20.  RELATED PARTY TRANSACTIONS:

Transactions with Significant Related Parties:

     Included in net management fees are management fees earned pursuant to management agreements between the Company and the affiliates of Old Interstate or Wyndham that owned the owned hotels. In addition, certain of the owned hotels were subject to management agreements between the Company and the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20.  RELATED PARTY TRANSACTIONS, CONTINUED:

third-party owners of these hotels prior to the owned hotels' acquisition by Old Interstate. Included in net management fee revenue in the accompanying consolidated statements of operations are fees related to the owned hotels (including periods prior to their acquisition by Old Interstate, if applicable) amounting to $15,752, $6,987, $6,129 and $7,410 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively. Receivables from management fee revenues from the owned hotels comprise the related party receivables -- management contracts in the accompanying consolidated balance sheets and amount to $705 and $261 at December 31, 1998 and 1999, respectively.

     Revenues from other fees include primarily insurance revenues and purchasing fees. Insurance revenues from owned hotels amounted to $2,842, $1,378, $1,929 and $750 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively. Purchasing fees from owned hotels amounted to $1,574, $616, $552 and $357 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively.

Concentration of Risk:

     Notes receivable -- affiliates at December 31, 1999 include two notes receivable from the current owner of The Charles Hotel Complex in the amounts of $5,750 and $2,500, and mature on June 18, 2002 and October 1, 2002, respectively. Both notes pay quarterly interest only, at a rate of 10% per annum, until maturity, at which time the outstanding principal balances on the notes are due and payable. The notes are not collateralized. In addition, the Company manages three hotels located in Russia, one of which opened in December 1998. As of December 31, 1998 and 1999, receivables from these hotels amounted to $3,772 and $4,019, respectively. The Company currently estimates that all of these receivables are collectable; however, actual collections could differ from current estimates.

Account Payable -- Related Parties:

     Accounts payable -- affiliates at December 31, 1999 represents the Company's required distribution to Wyndham for the period subsequent to the Spin-off. In accordance with the term of IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham.

21.  INVESTMENT IN HOTEL REAL ESTATE:

     On October 2, 1997, the Company, through a 95% owned subsidiary, Intercarp Limited Partnership ("Intercarp"), purchased a 55% non-controlling general partnership interest in Charles Square Associates ("CSA"), a joint venture general partnership, which serves as the managing general partner of CH&S Limited Partnership ("CHS"), and a 25% interest in Cambridge Hotel Associates ("CHA") from an unrelated third party for approximately $13,000. CHS owns The Charles Hotel Complex, which includes the hotel and related offices and retail space in Cambridge, Massachusetts. CHA manages The Charles Hotel.

     On October 10, 1997, Intercarp purchased 7.5 limited partnership units of CHS for $150. During 1998, Intercarp purchased an additional 99.25 limited partnership units for $2,948 and exchanged an 11.68% interest in Intercarp for an additional 66.25 limited partnership units. As of December 31, 1998 Intercarp held 173 of the 289 outstanding limited partnership units of CHS.

     The Company accounted for its investment in CSA and CHA using the equity method of accounting. Equity in earnings was included in other income in the consolidated statements of operations and the investments were included in investment in hotel real estate in the consolidated balance sheets. The Company recognized equity in earnings from CHA of $136, $146, $213 and $162 for the year ended December 31, 1997, for the June 1998 and December 1998 periods and for the year ended December 31, 1999, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.  INVESTMENT IN HOTEL REAL ESTATE, CONTINUED:

     On June 18, 1999, the Company completed the sale of substantially all of its equity interests in The Charles Hotel Complex by selling a 1% general partnership interest and an 82.9% limited partnership interest in Intercarp and, through IH LLC, received $13,500 in cash and a $5,750 secured non-recourse promissory note in connection with the sale. The promissory note pays quarterly interest only, at a rate of 10% per annum, until maturity in 2002. The loss of $876 on the sale is included in "loss on sale of investment in hotel real estate" in the consolidated statements of operations and is allocated 100% to Wyndham in "minority interest" in the consolidated statements of operations in accordance with IH LLC's limited liability company agreement. This agreement also requires that the proceeds and interest from the promissory note be allocated entirely to the Company.

     The Company is the sole general partner of CHA, the manager of The Charles Hotel. The management contract for The Charles Hotel was amended in connection with the sale to provide for a reduction in management fees payable to the Company in exchange for an extension of the term of the management contract to ten years. In addition, the Company loaned the owner of the hotel $2,500 on October 1, 1999 under the terms of the amended management contract.

22.  SEGMENT INFORMATION:

     The Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. The statement requires disclosure of segment information for all periods presented.

     The Company determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by operating entities which provide differing services.

     The Company's reportable segments historically were: (i) operations of luxury and upscale hotels, (ii) operations of mid-scale, upper economy and budget hotels, and (iii) The Charles Hotel (hotel ownership). The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget segment derives revenues from managing and leasing hotels and certain specialized support services. The Charles Hotel segment consisted principally of an equity investment in The Charles Hotel Complex, which was sold during the second quarter.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22.  SEGMENT INFORMATION, CONTINUED:

     The table below presents revenue and operating income (loss) information for each reportable segment for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods.

                                                        JUNE      DECEMBER
                                            1997        1998        1998        1999
                                          --------    --------    --------    --------
REVENUES:
Luxury and Upscale Hotels...............  $ 57,961    $ 26,010    $ 30,745    $ 41,808
Mid-Scale, Upper Economy
  and Budget Hotels.....................   172,456      80,753     117,649     198,546
                                          --------    --------    --------    --------
  Consolidated totals...................  $230,417    $106,763    $148,394    $240,354
                                          ========    ========    ========    ========
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...............  $ 28,322    $ 11,887    $ 10,727    $  2,868
Mid-Scale, Upper Economy and Budget
  Hotels*...............................     3,232       1,278      (1,208)    (30,085)
                                          --------    --------    --------    --------
  Consolidated totals...................  $ 31,554    $ 13,165    $  9,519    $(27,217)
                                          ========    ========    ========    ========

---------------

* The 1999 amount includes a $2,000 one-time charge for additional incentive rent paid in settlement of a dispute with Equity Inns resulting from the Merger, and a $16,406 impairment charge on leased hotel intangible assets.

     Depreciation and amortization included in segment operating income (loss) for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods were as follows:

                                                           JUNE     DECEMBER
                                                 1997      1998       1998       1999
                                                ------    ------    --------    -------
Luxury and Upscale Hotels.....................  $1,646    $  776    $ 7,844     $13,569
Mid-Scale, Upper Economy and Budget Hotels....   3,199     1,376      2,815       7,264
                                                ------    ------    -------     -------
  Consolidated totals.........................  $4,845    $2,152    $10,659     $20,833
                                                ======    ======    =======     =======

     The net book value of intangible and other assets by segment consisted of the following at December 31:

                                                                1998       1999
                                                              --------    -------
Luxury and Upscale Hotels...................................  $ 55,487    $42,736
Mid-Scale, Upper Economy and Budget Hotels..................    45,334     22,106
                                                              --------    -------
  Consolidated totals.......................................  $100,821    $64,842
                                                              ========    =======

     The following table reconciles the Company's measure of segment profit to consolidated net income (loss) for the years ended December 31, 1997 and 1999 and for the June 1998 and December 1998 periods.

                                                                 JUNE     DECEMBER
                                                      1997       1998       1998         1999
                                                     -------    ------    ---------    --------
Total after-tax operating income (loss)............  $18,932    $7,899     $5,711      $(16,330)
Unallocated amounts, net of tax:
  Interest, net....................................      299       122        234           821
  Other, net.......................................      259       284        835           910
  Loss on sale of investment in hotel real
     estate........................................       --        --         --          (526)
  Minority interest................................      (11)      (14)      (125)        7,508
                                                     -------    ------     ------      --------
Consolidated net income (loss).....................  $19,479    $8,291     $6,655      $ (7,617)
                                                     =======    ======     ======      ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of the year ended December 31, 1999 and the June 1998 and December 1998 periods:

                                                      FIRST     SECOND      THIRD     FOURTH
                                                     -------    -------    -------    -------
1999:
Total revenues.....................................  $54,144    $63,541    $65,561    $57,108
Operating loss.....................................   (4,455)      (822)    (2,489)   (19,451)
Net (loss) income..................................   (2,438)       375       (565)    (4,989)
Basic earnings per common share....................       --         --       (.09)      (.82)
Diluted earnings per common share..................       --         --       (.09)      (.82)
JUNE 1998 PERIOD:
Total revenues.....................................  $59,760    $47,003    $    --    $    --
Operating income...................................    6,093      7,072         --         --
Net income.........................................    3,903      4,388         --         --
DECEMBER 1998 PERIOD:
Total revenues.....................................  $    --    $23,837    $68,970    $55,587
Operating income...................................       --      3,011      4,140      2,368
Net income.........................................       --      1,886      2,867      1,902

24.  SUBSEQUENT EVENTS:

     In February 2000, a subsidiary of the Company entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which has a two-year term with a one-year extension, amounted to $7,560. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The note is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company on November 1, 1999, and provides for a guarantee by the Company of up to $3,000. The outstanding principal balance on the note is due and payable at maturity.