Form 10-K/A
period 1999-12-31
INTERSTATE HOTELS CORP
filed 2000-05-01
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
           Title of each class                              on which registered
------------------------------------------       ------------------------------------------
 Common Stock, $.01 par value (6,394,996                   Nasdaq SmallCap Market
  shares outstanding as of April 27, 2000)

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this Report.

     There were 5,505,180 shares of the Company's Common Stock outstanding as of April 27, 2000 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the Nasdaq SmallCap Market on April 27, 2000, was approximately $14,800,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      3
Item 4       Submission of Matters to a Vote of Security Holders.........      3

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      4
Item 6       Selected Financial Data.....................................      4
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      7
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     13
Item 8       Financial Statements and Supplementary Data.................     13
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     13

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     14
Item 11      Executive Compensation......................................     16
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     24
Item 13      Certain Relationships and Related Transactions..............     25

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     26

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

                                                              STOCK PRICE
                                                              -----------
                          PERIOD                             HIGH      LOW
----------------------------------------------------------  ------    ------
1999:
  June 18, 1999 through June 30, 1999.....................  $ 5.00    $ 3.06
  Quarter ended September 30, 1999........................    5.06      2.88
  Quarter ended December 31, 1999.........................    3.75      2.88
2000:
  Quarter ended March 31, 2000............................    4.75      2.75
  Second Quarter (through April 27, 2000).................    3.75      1.88

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

          NAME              AGE                             POSITION
          ----              ---                             --------
Thomas F. Hewitt            56     Chairman of the Board and Chief Executive Officer
J. William Richardson       52     Vice Chairman and Chief Financial Officer
Kevin P. Kilkeary           48     President and Chief Operating Officer
                                   Executive Vice President, International Operations and
Henry L. Ciaffone           59     Development
Charles R. Tomb             45     Senior Vice President, Development and Acquisitions
Timothy Q. Hudak            37     Senior Vice President and General Counsel
Michael L. Ashner           47     Director
Benjamin D. Holloway        75     Director
Stephen P. Joyce            40     Director
Phillip H. McNeill, Sr.     61     Director
Anne L. Raymond             41     Director

     THOMAS F. HEWITT became the Company's Chairman of the Board and Chief Executive Officer in March 1999. Mr. Hewitt previously was President and Chief Operating Officer of Carnival Resorts & Casinos, where he headed all hotel and resort operations. At Carnival, Mr. Hewitt was responsible for over 80 hotels and 17,000 employees in the United States, South America, the Caribbean and Mexico. Mr. Hewitt joined Carnival in 1985 (when it was known as The Continental Companies) after a career spanning more than 20 years with Sheraton Corporation, most recently as the President of its North American division from 1983 to 1985. Mr. Hewitt's term as a Class A-3 director expires in 2002.

     J. WILLIAM RICHARDSON has served as the Company's Vice Chairman and Chief Financial Officer since July 1999. Previously Mr. Richardson was the Company's Chief Financial Officer and Executive Vice President, Finance and Administration, and also served in those capacities for Old Interstate, from 1994 until June 1998. Before that, Mr. Richardson served as Controller and Treasurer of Old Interstate since 1988. Prior to 1988, Mr. Richardson was Vice President and a partner in an Atlanta-based hotel management and development company and also worked with Marriott Corporation. His experience in the hospitality industry spans over a period of 28 years. He served as the Company's acting President and Chief Executive Officer from January to March of 1999.

     KEVIN P. KILKEARY became the Company's President and Chief Operating Officer in April 1999. Mr. Kilkeary previously served as the Company's Executive Vice President and as Senior Vice President, as well as President and Chief Operating Officer of the Company's subsidiary, Crossroads Hospitality Company. Mr. Kilkeary joined Old Interstate in 1972 and has held a variety of other positions in hotels and at the corporate office, including executive positions as General Manager, Regional Vice President of Operations, Vice President of Sales and Marketing and Vice President of Staff Operations.

     HENRY L. CIAFFONE is the Company's Executive Vice President, International Operations and Development, a position he has held since January 1999. Mr. Ciaffone, who joined Old Interstate in 1989, previously served as the Company's Senior Vice President and Treasurer. Prior to joining Old Interstate, Mr. Ciaffone held positions in hotel finance and real estate development at Koala Inns of America, Sheraton Corporation and the Howard Johnson Company.

     CHARLES R. TOMB is the Company's Senior Vice President, Development and Acquisitions. He joined Old Interstate in 1992, and most recently, he oversaw Old Interstate's development activities in the Western Region as Vice President of Development. Mr. Tomb has approximately 20 years of experience in the hotel industry, including prior positions with Holiday Inns Worldwide, Americana Hotels & Resorts and Hyatt Hotels.

     TIMOTHY Q. HUDAK joined Old Interstate in 1992 as Assistant General Counsel and now serves as the Company's Senior Vice President and General Counsel. Prior to joining Old Interstate, Mr. Hudak held the position of Associate General Counsel for Cyclops Industries, Inc. and, prior to that, practiced law at the firm of Tucker Arensberg.

     MICHAEL L. ASHNER joined the Board in May 1999. Mr. Ashner presently serves as President and Chief Executive Officer of Winthrop Financial Associates, a real estate investment banking firm which owns and manages approximately 6 million square feet of office and commercial space and 300 hotel rooms, a general partner of Cecil Associates, which owns 20 Days Inns hotels, and Chief Executive Officer of Newkirk Associates, which owns and manages more than 40 million square feet of office and retail space. Mr. Ashner also serves as President of Exeter Capital Corporation and from 1984 to 1994 served as President and Chief Executive Officer of National Property Investors, Inc., a real estate investment banking firm which owned and managed over 40,000 apartments, 5 million square feet of office and commercial space and 4,500 hotel rooms. Mr. Ashner also serves as a member of the Boards of Directors of Nexthealth, Inc. and NBTY, Inc. Mr. Ashner's term as a Class A-2 director expires in 2001.

     BENJAMIN D. HOLLOWAY joined the Board in May 1999. Mr. Holloway is presently a financial consultant who serves as a member of the Board of Directors of Alliance Capital Management L.P. Mr. Holloway served in numerous capacities over a nearly 40-year career with Equitable Life Assurance Society, where he most recently served as Vice Chairman of the Board (and director) from 1987 to 1990. Mr. Holloway also served as a director or trustee of many charitable and educational organizations, including Duke University, The American Academy in Rome and the Cathedral Church of St. John the Divine. Mr. Holloway's term as a Class A-2 director expires in 2001.

     STEPHEN P. JOYCE joined the Board in May 1999. Mr. Joyce is Senior Vice President of Franchising for Marriott International's full-service brands, Marriott Hotels, Resorts and Suites, and Renaissance Hotels. Mr. Joyce is a 18-year veteran of Marriott. Before joining Marriott Lodging in 1988, Mr. Joyce was the senior manager of Marriott's Corporate Finance Group and Partnership and Syndication Group, and has also served as a financial and operational consultant. He currently serves on the Board of Directors of the International Franchise Association. Mr. Joyce's term as a Class B director expires in 2001.

     PHILLIP H. MCNEILL, SR. joined the Board in May 1999. Mr. McNeill is Chairman of the Board and Chief Executive Officer of Equity Inns, Inc. and has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He is currently serving as a member of the Board of Directors of National Commerce Bancorporation, a trustee of Rhodes College and board member of the Society of Entrepreneurs and Memphis Museum System. Mr. McNeill's term as a Class A-3 director expires in 2002.

     ANNE L. RAYMOND joined the Board in May 1999. Ms. Raymond served as Executive Vice President and Chief Investment Officer of Wyndham until April 2000. Ms. Raymond joined Wyndham in January 1998. Prior thereto, Ms. Raymond served as Executive Vice President and Chief Financial Officer and director of Wyndham's predecessor. Ms. Raymond's term as Class A-1 director expires on the date of the 2000 annual meeting of stockholders of the Company.

NOMINEE FOR ELECTION AS CLASS C DIRECTOR

     The Company has been advised by Wyndham and PAH-Interstate Holdings, Inc., the holders of the Company's Class C Common Stock, that it is the intention of such holders to vote all of their respective Class C shares in favor of the election of Fred J. Kleisner, as the sole Class C Director for a one-year term to expire at the 2001 annual meeting of stockholders of the Company.

     FRED J. KLEISNER, age 55, is Chief Executive Officer of Wyndham. Prior to this position he was President and Chief Operating Officer of Wyndham since August 1999. He was President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group from 1998 to 1999. His experience in the lodging industry also includes senior positions with Westin Hotels and Resorts, where he was

President and Chief Operating Officer from 1995 to 1998; Old Interstate, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C. and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America.

COMMITTEES OF THE BOARD

     The Board has established three directorate committees--a Compensation Committee, an Audit Committee and a Nominating Committee.

     Compensation Committee. The Compensation Committee reviews executive salaries, administers the bonus, incentive compensation and stock option plans of the Company and approves the salaries and other benefits of the executive officers of the Company. In addition, the Compensation Committee consults with the Company's management regarding pension and other benefit plans and the compensation policies and practices of the Company. The Compensation Committee was formed in June 1999 in connection with the Spin-off and is composed of Benjamin D. Holloway (Chairman), Michael L. Ashner, Stephen P. Joyce and Anne L. Raymond. The members of the Compensation Committee are not employed by the Company or any of its affiliates ("Non-Employee Directors") and are not eligible to receive options or other rights under any employee stock or other benefit plan (other than plans in which only directors may participate).

     Audit Committee. The Audit Committee reviews the professional services provided by the Company's independent accountants and the independence of such accountants from the management of the Company. The Audit Committee also reviews the scope of the audit by the Company's independent accountants, the annual financial statements of the Company, the Company's system of internal accounting controls and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it finds appropriate or as are brought to its attention, and meets from time to time with members of the Company's internal audit staff. The Audit Committee was formed in June 1999 in connection with the Spin-off and is required to consist solely of Non-Employee Directors. The members of the Audit Committee are Benjamin D. Holloway (Chairman) and Michael L. Ashner.

     Nominating Committee. The Nominating Committee was formed in June 1999 in connection with the Spin-off and is empowered to nominate persons solely for election as Class A directors at the annual meetings of stockholders. The Committee will consider candidates for nominees for directors recommended by Class A Common stockholders if such recommendations are submitted in writing to the Secretary of the Company giving the background and qualifications of the candidate. The Nominating Committee is composed of Michael L. Ashner, Benjamin
D. Holloway, Stephen P. Joyce and Anne L. Raymond.

DIRECTOR COMPENSATION

     Directors who are Non-Employee Directors are paid an annual retainer of $15,000 plus $1,000 for each Board meeting or working session attended in person, as well as $500 for each Board meeting in which the director participates by telephone. In addition, members of directorate committees are paid $1,000 for each committee meeting attended in person on days on which the Board does not also meet, as well as $500 for each committee meeting in which the director participates by telephone.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid to Thomas F. Hewitt, who is the Company's Chairman of the Board and Chief Executive Officer, and each of the four other most highly compensated executive officers of the Company in 1999 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                   ----------------------
                                             ANNUAL COMPENSATION   SECURITIES
                                             -------------------   UNDERLYING      LTIP       ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR    SALARY     BONUS       OPTIONS     PAYOUTS    COMPENSATION
    ---------------------------       ----   --------   --------   -----------   --------   -------------
Thomas F. Hewitt(1).................  1999   $338,462   $450,000     225,000(2)  $ 27,077(3)  $  236,722(4)
  Chairman of the Board and Chief     1998         --         --          --           --            --
  Executive Officer
J. William Richardson...............  1999    303,654    400,000     175,000(2)    24,292(3)     140,762(5)
  Vice Chairman and Chief Financial   1998    265,123    397,684          --      853,205(6)   3,292,485(7)
  Officer
Kevin P. Kilkeary...................  1999    287,788    325,000     150,000(2)    23,023(3)       6,700(8)
  President and Chief Operating       1998    242,844    273,199          --           --     2,346,519(9)
    Officer
Henry L. Ciaffone...................  1999    237,404    200,000      50,000(2)    17,515(3)     101,804(10)
  Executive Vice President,           1998    181,610    187,567          --           --     2,016,934(11)
  International Operations and
  Development
Charles R. Tomb.....................  1999    195,885    150,000      35,000(2)    15,671(3)     149,312(12)
  Senior Vice President, Development  1998    160,284     75,000          --           --     1,113,663(13)
  and Acquisitions

---------------

 (1) Mr. Hewitt became the Chairman of the Board and Chief Executive Officer in March 1999. Mr. Hewitt's 1999 compensation is for the period from March 1, 1999 through December 31, 1999.

 (2) Consists of shares underlying options granted under the Company's Equity Incentive Plan, with an exercise price of $4.50 per share.

 (3) Consists entirely of compensation under the Company's Executive Retirement Plan (the "ERP").

 (4) Consists of restricted stock compensation under the Company's Equity Incentive Plan of $123,173, a reimbursement of costs for relocation of $89,730, imputed interest on a loan by the Company of $15,400, a car allowance of $7,615 and miscellaneous expense reimbursements of $804.

 (5) Consists of restricted stock compensation under the Company's Equity Incentive Plan of $81,250, compensation for services as a director of the Company's subsidiary, Northridge Insurance Company, of $25,000, amortization of loan forgiveness of $23,601 and imputed interest on a loan by the Company of $10,911.

 (6) Consists of compensation under the ERP of $34,466 and a deferred compensation payment of $818,739.

 (7) Consists of stock option proceeds of $1,921,875, loan forgiveness of $1,060,920, a special bonus of $300,000 and a change-in-control payment of $9,690.

 (8) Consists entirely of imputed interest on a loan by the Company.

 (9) Consists of a change-in-control payment of $1,186,394, stock option proceeds of $1,070,125 and loan forgiveness of $90,000.

(10) Consists of a housing allowance of $61,130, a cost of living allowance of $30,429 and a car allowance of $10,245.

(11) Consists of a change-in-control payment of $955,314 with a tax gross up of $479,120, stock option proceeds of $412,500 and loan forgiveness of $170,000.

(12) Consists of amortization of loan forgiveness of $74,771, a reimbursement of costs for relocation of $44,752, imputed interest on a loan by the Company of $21,029 and a car allowance of $8,760.

(13) Consists of a change-in-control payment of $747,713, stock option proceeds of $155,000, a reimbursement of costs for relocation of $111,212, restricted stock compensation of $79,844, commissions of $11,134 and a car allowance of $8,760.

1999 STOCK OPTION GRANTS

     The following table sets forth certain information with respect to options granted to the Named Executive Officers during 1999.

                       OPTION GRANTS IN FISCAL YEAR 1999

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                                   AT
                             NUMBER OF                                                   ASSUMED ANNUAL RATES OF
                             SECURITIES     % OF TOTAL                                  STOCK PRICE APPRECIATION
                             UNDERLYING   OPTIONS GRANTED                                  FOR OPTION TERM(2)
                              OPTIONS      TO EMPLOYEES     EXERCISE OR   EXPIRATION   ---------------------------
           NAME               GRANTED       IN 1999(1)      BASE PRICE       DATE          5%             10%
           ----              ----------   ---------------   -----------   ----------   -----------   -------------
Thomas F. Hewitt...........   225,000           12.7%          $4.50         2009       $636,756      $1,613,664
J. William Richardson......   175,000            9.9%           4.50         2009        495,255       1,255,072
Kevin P. Kilkeary..........   150,000            8.5%           4.50         2009        424,504       1,075,776
Henry L. Ciaffone..........    50,000            2.8%           4.50         2009        141,501         358,592
Charles R. Tomb............    35,000            2.0%           4.50         2009         99,051         251,014

---------------

(1) Based on 1,768,000 options granted to all employees during 1999.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC"). The actual stock price appreciation over the ten-year option term will likely differ from these assumed annual rates. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

     The following table sets forth information regarding the values of the options held by the Named Executive Officers at December 31, 1999.

                       OPTION VALUES AT DECEMBER 31, 1999

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                          OPTIONS AT            IN-THE-MONEY OPTIONS
                       NAME                         DECEMBER 31, 1999 (1)    AT DECEMBER 31, 1999 (1)(2)
                       ----                         ----------------------   ---------------------------
Thomas F. Hewitt..................................         225,000                   $       --
J. William Richardson.............................         175,000                           --
Kevin P. Kilkeary.................................         150,000                           --
Henry L. Ciaffone.................................          50,000                           --
Charles R. Tomb...................................          35,000                           --

---------------

(1) All options held by the Named Executive Officers at December 31, 1999 were unexercisable.

(2) The last sale price as reported on the Nasdaq SmallCap Market on April 27, 2000 was $2.69, which was below the option exercise price of $4.50.

     Outstanding Options. Pursuant to the Equity Incentive Plan, the Company has granted stock options to purchase an aggregate of 1,768,000 shares of Class A Common Stock at an exercise price of $4.50 per share. Each of the options has a ten-year term and becomes exercisable as to one-third of the shares covered thereby on each of the first three anniversaries of the date of grant so long as the holder thereof remains a full-time employee of the Company, except that the options become immediately exercisable in the event of the holder's death, disability or termination of employment by the Company for any reason other than cause (as defined) or in the event a change in control occurs, including an event in which any person or group becomes the beneficial owner of more than 50% of the outstanding shares of capital stock of the Company entitled generally to vote in the election of directors. Unexercised options terminate 30 calendar days after the holder's termination of employment by the Company, except that such period is 180 days in the event of disability and 360 days in the event of death.

COMPENSATION PLANS AND ARRANGEMENTS

     Management Bonus Plan. The Company has established a Management Bonus Plan under which all key management employees who are directly involved in the Company's growth and success (other than Messrs. Hewitt, Richardson and Kilkeary, whose bonuses are to be determined pursuant to their employment agreements) are eligible to receive bonuses based upon the achievement of specified targets and goals for the Company and the individual employee. Awards under the Management Bonus Plan are granted by the Compensation Committee of the Board of Directors and range from zero to specified levels depending on the position of the individual. Currently, 85 corporate employees are eligible for awards under the Management Bonus Plan, with 81 of such employees eligible to receive a bonus ranging from 10% to 70% of their base salaries and four of such employees eligible to receive up to 125% of their base salaries.

     Executive Loans. Pursuant to Mr. Hewitt's employment agreement, on March 1, 1999 the Company loaned Mr. Hewitt $400,000, which loan is due on the earlier of March 1, 2005 or 30 days after termination of his employment. If Mr. Hewitt's employment is terminated for any reason other than cause, the loan will be forgiven. In addition, the Company has loaned Mr. Hewitt $259,254 for payment of income tax liabilities associated with a restricted stock grant in 1999. If, on the earlier of February 28, 2003 or the date Mr. Hewitt's employment is terminated other than for cause, the market value of the stock granted to Mr. Hewitt is less than $1.5 million, the Company will forgive such loan in proportion to the amount by which the market value of the stock granted to Mr. Hewitt is less than $1.5 million.

     In 1996, Old Interstate loaned $1.0 million to Mr. Richardson. The remaining unpaid balance of this loan was forgiven as of June 2, 1998 in connection with the merger of Old Interstate into Wyndham and in accordance with the change of control provisions of his severance agreement with Old Interstate. In 1998, the Company loaned Mr. Richardson $354,018, which loan was forgiven, pursuant to his employment agreement, once he remained with the Company for at least 90 days following the Spin-off. The loan is being amortized over a 60-month period beginning on September 16, 1999, so long as his employment agreement remains in full force and effect.

     On June 2, 1998, in connection with the Merger and in accordance with the change of control provisions of their respective severance agreements with Old Interstate, the Company forgave loans in the amount of $90,000 and $170,000 to Messrs. Kilkeary and Ciaffone, respectively. Pursuant to Mr. Kilkeary's employment agreement, the Company loaned Mr. Kilkeary $300,000, 50% of which loan will be forgiven at the rate of $50,000 per year on June 17, 2000, 2001 and 2002, so long as his employment is not terminated by the Company for cause or voluntarily by Mr. Kilkeary prior to such dates. The loan will be forgiven upon the occurrence of a change in control.

     Pursuant to Mr. Tomb's employment agreement, Mr. Tomb received a loan of $373,857 from the Company, which was an amount equal to 50% of the severance compensation he was entitled to receive under his severance agreement with Old Interstate. This loan amortizes over a 30-month period beginning on June 18, 1999, and is automatically forgiven upon the expiration of his non-compete period following termination of his employment. In addition, the Company also loaned $238,000 to Mr. Tomb in 1998 to cover expenses incurred in his relocation to Pittsburgh, which loan was repaid in full.

     Executive Retirement Plan. Each of the General Managers of the Company's hotels who are employees of the Company and other employees holding job classifications of Vice President or above, including the Named Executive Officers, is eligible to participate in the Company's Executive Retirement Plan. The plan is intended to be a non-qualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Actual participation in the plan is determined by the Board or the Compensation Committee.

     The Company annually to contributes 8.0% of each participant's base salary to the plan and may make discretionary contributions of up to an additional 5.0% of each participant's base salary. These discretionary contributions are based on the Company's net increase in earnings per share in a given year. In addition, plan participants are eligible to designate a portion (to be specified by the Board or the Compensation Committee) of their annual cash bonus to be contributed to the plan.

     The funds contributed by the Company or participants are held in a grantor trust established by the Company. Unless the Board or the Compensation Committee determines that the amounts contributed to the plan on behalf of a participant are payable earlier, in general, a participant in the plan will receive his plan benefits one year after his retirement or termination of employment. Plan benefits are paid out in a lump sum and are deductible by the Company and taxable to the plan participant as ordinary income upon receipt by the participant.

     Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each full-time employee who has completed 12 consecutive months of employment with the Company or a predecessor, excluding any employee whose customary employment is not for more than 20 hours per week or more than five months per calendar year, is eligible to participate. A participating employee may elect to authorize the Company to withhold a maximum of 8.0% of such employee's salary. The withheld amount is held in the participating employee's account and used to purchase the Company shares on a semi-annual basis at a price equal to a designated percentage, established semi-annually by the Compensation Committee, from 85% to 100% of the average closing sale price for the Company shares as reported by The Nasdaq SmallCap Market on the date the shares are purchased. Such sale price may not be less than the lesser of (i) 85% of the fair market value of such shares on the date of the regular offering of the right to participate in such plan and (ii) 85% of the fair market value of such shares on the date the shares are purchased. The fair market value of the shares available for purchase by a participating employee (determined as of the offering date) generally may not exceed $25,000 per calendar year.

     Equity Incentive Plan. The Company's Equity Incentive Plan is designed to attract and retain qualified officers and other key employees. The Equity Incentive Plan authorizes the grant of:

     - options to purchase Company shares;

     - restricted shares;

     - unrestricted shares; and

     - deferred shares.

     The Compensation Committee administers the Equity Incentive Plan and determines to whom grants will be made and the terms and conditions thereof.

     The number of Company shares that may be issued or transferred and covered by outstanding awards granted under the Equity Incentive Plan is initially 2,300,000 shares. As of December 31, 1999 and each June 30 and December 31 thereafter, an additional positive number equal to 20% of the additional shares of Common Stock issued during that six-month period will be added to the total number of Company shares subject to the plan. Officers, directors, and key employees and consultants and those of our subsidiaries may be selected to receive benefits under the Equity Incentive Plan. Shortly after the Spin-off, 331,917 restricted shares of Class A Common Stock and options to purchase 1,768,000 shares of Class A Common Stock were granted to Company employees, and approximately 200,000 shares are available for additional awards under the Equity Incentive Plan.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     The Company has entered into an employment agreement with Mr. Hewitt pursuant to which:

      -- He serves as the Company's Chairman of the Board and Chief Executive Officer.

      -- Mr. Hewitt is employed for a term beginning March 1, 1999 and ending February 28, 2003 subject to, on the second anniversary of the date of his employment and every even-numbered anniversary thereafter, automatic two-year extensions, unless either party gives 90 days prior written notice otherwise.

      -- In the event of termination of Mr. Hewitt's employment, he will be entitled to receive:

          - his minimum bonus, if he resigns without good reason;

          - his minimum bonus, an amount equal to twice his base pay and minimum bonus, continuation for 24 months of his health and welfare benefits, and acceleration of his restricted stock grant, if his employment is terminated for any reason other than cause or disability; and

          - his minimum bonus for the year of termination of his employment, his base pay and minimum bonus for a period of 12 months following the termination of his employment, and acceleration of his restricted stock grant, if his employment is terminated as a result of his death or disability.

      -- In the event of a change in control of the Company, Mr. Hewitt will be entitled to:

          - a $2 million cash payment, acceleration of his restricted stock grant, and health and welfare benefits continuation, in the event that his employment is terminated by the Company without cause or he resigns for good reason within 36 months of the change in control, or he terminates his employment for any reason within the first 24 months immediately following the change in control; and

          - a gross-up of his compensation if he is taxed on "excess parachute payments" under the Internal Revenue Code.

      --  Mr. Hewitt has agreed to non-compete and non-solicitation provisions.

      -- Mr. Hewitt is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Hewitt is entitled to have his legal fees and related expenses paid by the Company in connection with interpretation, enforcement or defense of his rights under the employment agreement.

      -- Mr. Hewitt was issued 181,917 restricted shares of the Company's Class A Common Stock, which vests over four years. The Company also loaned Mr. Hewitt $259,254 for payment of his income tax liabilities associated with the restricted stock grant. If, on the earlier of February 28, 2003 or the date Mr. Hewitt's employment is terminated other than for cause, the market value of the stock granted to Mr. Hewitt is less than $1.5 million, the Company will forgive such loan in proportion to the amount by which the market value of the stock granted to Mr. Hewitt is less than $1.5 million.

      -- Additionally, the Company provided Mr. Hewitt with a loan of $400,000 which is due in either six years or 30 days after the termination of Mr. Hewitt's employment, whichever is earlier. If Mr. Hewitt's employment is terminated other than for cause, however, the loan will be forgiven.

     The Company has also entered into employment agreements with Mr. Richardson, Mr. Kilkeary, Mr. Ciaffone and Mr. Tomb.

     Pursuant to the terms of Mr. Richardson's employment agreement:

      --  He serves as the Company's Vice Chairman and Chief Financial Officer.

      -- The term of Mr. Richardson's employment is three years, ending June 17, 2002, which will be automatically extended for additional one-year terms unless terminated by either party by giving written notice to the other 90 days prior to a scheduled term expiration date.

      -- In the event of the termination of Mr. Richardson's employment for any reason other than cause, disability or a change in control, he will be entitled to: (1) the greater of (a) his salary and bonus for the immediately preceding year and (b) his salary and bonus for the remainder of the term of the agreement and (2) the continuation of health and welfare benefits for one year following termination of employment.

      -- In the event of a change in control of the Company, Mr. Richardson will be entitled to:

        - a $1.5 million cash payment, acceleration of his restricted stock grant and health and welfare benefits continuation, in the event that his employment is terminated by the Company without cause within 36 months of the change in control or if he terminates his employment for any reason within the first 12 months immediately following the change in control; and

        - a gross-up of his compensation if he is taxed on "excess parachute payments" under the Internal Revenue Code.

      -- Mr. Richardson has agreed to non-compete and non-solicitation provisions.

      -- Mr. Richardson is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Richardson is entitled to have his legal fees and related expenses paid by the Company in connection with interpretation, enforcement or defense of his rights under the employment agreement.

      -- Mr. Richardson was issued 150,000 restricted shares of the Company's Class A Common Stock which vests over three years.

      -- The Company forgave a loan in the amount of $354,018 once Mr. Richardson had remained with the Company for at least 90 days following the Spin-off. The loan is being amortized over a 60-month period beginning on September 16, 1999, so long as his employment agreement remains in full force and effect.

     Pursuant to the terms of Mr. Kilkeary's employment agreement:

      -- Mr. Kilkeary serves as the Company's President and Chief Operating Officer.

      -- The term of Mr. Kilkeary's employment is three years ending, June 17, 2002, which will be automatically extended for additional one-year terms unless terminated by either party by giving written notice to the other 90 days prior to a scheduled term expiration date.

        - In the event of the termination of Mr. Kilkeary's employment for any reason other than cause, disability or a change in control, he will be entitled to: (1) the greater of (a) his salary and bonus for the immediately preceding year and (b) his salary and bonus for the remainder of the agreement and (2) the continuation of health and welfare benefits for one year following termination of employment.

      -- In the event of a change in control of the Company, Mr. Kilkeary will be entitled to:

        - a $1 million cash payment and health and welfare benefits continuation, in the event that his employment is terminated by the Company without cause within 36 months of the change in control or if he terminates his employment for any reason within the first 12 months immediately following the change in control; and

        - a gross-up of his compensation if he is taxed on "excess parachute payments" under the Code.

      -- Mr. Kilkeary has agreed to non-compete and non-solicitation provisions.

      -- Mr. Kilkeary is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Kilkeary is entitled to have his legal fees and related expenses paid by the Company in connection with enforcing or defending his rights under the employment agreement.

      -- The Company loaned Mr. Kilkeary $300,000, 50% of which will be forgiven over a three-year period, at the rate of $50,000 per year on June 17, 2000, 2001 and 2002, so long as his employment is not terminated by the Company for cause or voluntarily by Mr. Kilkeary prior to such dates. The loan will be forgiven upon the occurrence of a change in control.

     Pursuant to the terms of Mr. Ciaffone's employment agreement:

      -- The term of Mr. Ciaffone's employment is three years, ending November 30, 2001, which will be automatically extended for additional one-year terms unless otherwise terminated by either party by giving written notice to the other 90 days prior to a scheduled term expiration date.

      -- In the event of the termination of Mr. Ciaffone's employment for any reason other than cause or disability, he will be entitled to: (1) the greater of (a) his salary and bonus for the immediately preceding six months and (b) his salary and bonus for the remainder of the term of the agreement, and (2) the continuation of health and welfare benefits for six months following termination of employment.

      -- Mr. Ciaffone has agreed to non-compete and non-solicitation provisions.

      -- Mr. Ciaffone is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Ciaffone is entitled to have his legal fees and related expenses paid by the Company in connection with interpretation, enforcement or defense of his rights under the employment agreement.

     Pursuant to the terms of Mr. Tomb's employment agreement:

      -- The term of Mr. Tomb's employment is three years, ending June 1, 2001, which will be automatically extended for additional one-year terms unless otherwise terminated by either party by giving written notice to the other 90 days prior to a scheduled term expiration date.

      -- As a result of the change in control triggered by the merger of Old Interstate into Wyndham, Mr. Tomb received 50% of the severance compensation he was entitled to receive under his severance agreement with Old Interstate.

      -- Mr. Tomb received a loan of $373,857, which was an amount equal to the remaining 50% of such severance compensation, which amortizes over a 30-month period beginning on June 18, 1999, and is automatically forgiven upon the expiration of his non-compete period following termination of his employment.

      -- If Mr. Tomb terminates his employment for reasons other than a change in control or a material change in his job responsibilities, he is required to repay the unamortized portion of the severance loan.

      -- In the event the Company terminates Mr. Tomb without cause or either Mr. Tomb or the Company terminates his employment as the result of a change in control or a material change in his job responsibilities during the initial three-year term of his employment, he is entitled both to forgiveness of the severance loan and continuation of health and welfare benefits for the greater of 18 months or the remainder of the term of the agreement.

      -- If the Company terminates Mr. Tomb without cause or he terminates his employment as a result of a change in control or a material change in his job responsibilities after the expiration of the initial three-year term of his employment, he is entitled to an amount equal to his salary and bonus for up to a maximum of six months.

      --  Mr. Tomb has agreed to non-compete and non-solicitation provisions.

      -- Mr. Tomb is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Tomb is entitled to have his legal fees and related expenses paid by the Company in connection with interpretation, enforcement or defense of his rights under the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee was formed in June 1999 and currently is composed of Benjamin D. Holloway (Chairman), Michael L. Ashner, Stephen P. Joyce and Anne L. Raymond.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information regarding the beneficial ownership of Class A Common Stock as of April 27, 2000 by (1) each person known by the Company to own beneficially more than 5% of the Class A Common Stock, (2) each director and Named Executive Officer of the Company, and (3) all directors and executive officers of the Company as a group. Unless indicated otherwise, the address for each of the persons named in the table is c/o Interstate Hotels Corporation, Foster Plaza Ten, 680 Andersen Drive, Pittsburgh, Pennsylvania 15220. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                                               NUMBER OF      PERCENTAGE OF
                            NAME                              SHARES OWNED    SHARES OWNED
                            ----                              ------------    -------------
Thomas F. Hewitt............................................    191,434(1)         3.0%
J. William Richardson.......................................    151,476(2)         2.4%
Kevin P. Kilkeary...........................................        166              *
Henry L. Ciaffone...........................................         --             --
Charles R. Tomb.............................................        123              *
Michael L. Ashner...........................................      5,000              *
Benjamin D. Holloway........................................         --             --
Stephen P. Joyce............................................         --             --
Phillip H. McNeill, Sr......................................     36,230              *
Anne L. Raymond.............................................     20,177              *
Fred J. Kleisner............................................         --             --
KFP Grand, Ltd.(3)..........................................    613,666            9.6%
Gary M. Goldberg and affiliates(4)..........................    432,547            6.8%
Corporate Capital, L.L.C.(5)................................    360,000            5.6%
All directors and executive officers as a group (11
  persons)..................................................    404,606            6.3%

-------------------------

* Less than 1%

(1) Includes 181,917 restricted shares, 25% of which vests on each of March 1, 2000, March 1, 2001, March 1, 2002 and February 28, 2003, respectively.

(2) Includes 150,000 restricted shares, 33.33% of which vests on each of June 18, 2000, June 18, 2001 and June 2002, respectively. Also includes 43 shares held by Mr. Richardson's daughter.

(3) As reported in a Schedule 13D filed with the SEC on July 7, 1999. The address of KFP Grand, Ltd. is 545 E. John Carpenter Freeway, Suite 1400, Irving, Texas 75062.

(4) As reported in an amended Schedule 13D filed with the SEC on April 26, 2000. Represents shares held in managed discretionary and non-discretionary accounts for clients advised by Gary M. Goldberg & Co., Inc., VIP 100, L.P. and/or Gary Goldberg VIP 100, Inc. Gary M. Goldberg is a controlling person of all of these entities and, as such, is deemed to be the beneficial owner of any shares of the Company's Common Stock of which these entities may be deemed to beneficially own. This information is based solely upon the contents of joint filings made by Mr. Goldberg and his affiliates pursuant to Section 13 of the Securities Exchange Act of 1934. The address of the Gary M. Goldberg group is c/o Gary M. Goldberg, Montebello Park, 75 Montebello Road, Suffern, New York 10901.

(5) As reported in a Schedule 13D filed with the SEC on April 18, 2000. The address of Corporate Capital, L.L.C. is 909 Poydras Street, New Orleans, Louisiana 70112.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  VOTING AGREEMENT

     General. Upon consummation of the Spin-off, three directors and/or executive officers of Wyndham and entities with which the directors and/or officers are affiliated entered into a Voting Agreement with the Company. Such directors, officers and affiliated entities are referred to as the "Voting Stockholders."

     Voting Provisions. The Voting Agreement applies to all stockholder votes taken at any time when the Voting Stockholders, together with Wyndham and other identified directors and executive officers of Wyndham (collectively referred to in this section as the "Affiliated Stockholders"), own greater than 9.9% of the outstanding shares of the Company's Class A Common Stock. The Voting Agreement provides that, in such circumstances, the Voting Stockholders will vote their Company shares in proportion with the results of voting on the particular matter by all Company Class A stockholders other than the Voting Stockholders and the Affiliated Stockholders. This proportional voting will have the effect of nullifying the impact of voting by the Voting Stockholders on the particular matter and reducing the impact of voting by the Affiliated Stockholders on such matter.

     Divestiture Provisions. The Voting Agreement also provides that the Voting Stockholders will use reasonable efforts to sell or otherwise dispose of a number of shares of the Company's Class A Common Stock such that the Voting Stockholders and the Affiliated Stockholders will collectively own 9.9% or less of the outstanding shares of the Company's Class A Common Stock by the first anniversary of the Spin-off. The Voting Stockholders are thus obligated under the Voting Agreement to sell an aggregate of approximately 690,000 Company shares, or 10.8% of the outstanding shares of the Company's Class A Common Stock, by June 18, 2000. Thereafter, the Voting Stockholders' selling obligations will become effective again at any time within five years after the Spin-off that the Voting Stockholders are informed by the Company that the Voting Stockholders and the Affiliated Stockholders collectively own greater than 9.9% of the outstanding shares of the Company's Class A Common Stock.

     The Company's Call Right. In the event that the Voting Stockholders fail to comply with their obligations to sell Company shares as described above within five years after the Spin-off, the Company has a call right to purchase from the Voting Stockholders for fair market value the number of shares of the Company's Class A Common Stock the Voting Stockholders were obligated to sell. Marriott has the right to compel the Company to exercise its call right if the Company fails to do so.

TRANSACTIONS WITH OFFICERS AND DIRECTORS.

     The Company has granted loans from time to time to its senior executives, including each of the Named Executive Officers. Such loans are payable upon demand and, in general, do not bear interest until such demand is made. See "--Compensation Plans and Arrangements--Executive Loans and --Employment and Change-in-Control Agreements" for a description of loans from the Company to the Named Executive Officers.

     In November 1999, the Company acquired 100% of the ownership interests in the Pittsburgh Airport Residence Inn by Marriott for a total acquisition cost of approximately $13.0 million. Prior to the acquisition by the Company, Mr. Richardson beneficially owned a 10% limited partnership interest in the entity that sold the hotel to the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Based solely on a review of copies of reports furnished to the Company and written representations signed by all directors and executive officers that no other reports were required with respect to their beneficial ownership of Common Stock during 1999, the Company believes that the directors and executive officers and all beneficial owners of more than 10% of the Class A Common Stock outstanding complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to their beneficial ownership of Class A Common Stock during 1999 except that a transaction required to be reported on Form 4 was not reported by Mr. Ashner until the filing of his Form 5 for the year ended December 31, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on May 1, 2000.

                                          INTERSTATE HOTELS CORPORATION

                                          By: /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                            J. William Richardson
                                            Vice Chairman and Chief Financial
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----

                  *                    Chief Executive Officer and Chairman    May 1, 2000
-------------------------------------  of the Board of Directors (Principal
          Thomas F. Hewitt             Executive Officer)

      /s/ J. WILLIAM RICHARDSON        Vice Chairman and Chief Financial       May 1, 2000
-------------------------------------  Officer (Principal Financial and
        J. William Richardson          Accounting Officer)

                  *                    Director                                May 1, 2000
-------------------------------------
          Michael L. Ashner

                  *                    Director                                May 1, 2000
-------------------------------------
        Benjamin D. Holloway

                  *                    Director                                May 1, 2000
-------------------------------------
          Stephen P. Joyce

                  *                    Director                                May 1, 2000
-------------------------------------
       Phillip H. McNeill, Sr.

                  *                    Director                                May 1, 2000
-------------------------------------
           Anne L. Raymond

     The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K/A pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith.

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
                                                                 =======     =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  NET INVESTMENT IN DIRECT FINANCING LEASES, CONTINUED:

     Future minimum lease payments to be received under these leases for each of the years ending December 31 are as follows:

2000........................................................  $   809
2001........................................................      591
2002........................................................      262
2003........................................................       83
                                                              -------
                                                              $ 1,745
                                                              =======

10.  INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consisted of the following at December 31:

                                                              1998        1999
                                                            --------    --------
Management contracts (3 to 6 years through the June 1998
  period, 5 years thereafter)...........................    $ 74,109    $ 74,086
Lease contracts (15 and 11 years through the June 1998
  period,
  13.5 and 11 years thereafter).........................      36,832      20,442
Other...................................................         300         362
                                                            --------    --------
                                                             111,241      94,890
Less accumulated amortization...........................     (10,420)    (30,048)
                                                            --------    --------
                                                            $100,821    $ 64,842
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