Form 10-Q
period 2000-03-31
INTERSTATE HOTELS CORP
filed 2000-05-15
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at May 4, 2000 was 6,394,996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Consolidated Balance Sheets - December 31, 1999 and March
          31, 2000....................................................      2
          Consolidated Statements of Operations - Three Months Ended
          March 31, 1999 and March 31, 2000...........................      3
          Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 1999 and March 31, 2000...........................      4
          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     11

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................     12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           2000
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,440        $ 35,682
  Accounts receivable, net of allowance for doubtful
    accounts of $486 in 1999 and $479 in 2000...............      16,779          16,987
  Deferred income taxes.....................................       1,172           1,907
  Net investment in direct financing leases.................         464             401
  Prepaid expenses and other assets.........................       1,148           1,606
  Related party receivables -- management contracts.........         423              --
                                                                --------        --------
      Total current assets..................................      42,426          56,583
Restricted cash.............................................       1,701           1,445
Marketable securities.......................................       2,134           2,264
Property and equipment, net.................................      16,049          15,854
Officer and employee notes receivable.......................       3,541           3,385
Notes receivable -- affiliates, net of reserve for
  uncollectible notes receivable of
  $333 in 2000..............................................      10,838          10,440
Net investment in direct financing leases...................         928             802
Intangible and other assets.................................      64,842          61,005
                                                                --------        --------
      Total assets..........................................    $142,459        $151,778
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       3,430           4,405
  Accounts payable -- health trust..........................       3,358           5,209
  Accounts payable -- related parties.......................       3,991           4,032
  Accrued payroll and related benefits......................       8,252           5,955
  Accrued rent..............................................       5,348           5,341
  Other accrued liabilities.................................      12,486          17,149
  Current portion of long-term debt.........................          --              87
                                                                --------        --------
      Total current liabilities.............................      36,865          42,178
Deferred income taxes.......................................       2,454           1,991
Deferred compensation.......................................       2,134           2,264
Long-term debt..............................................          --           7,465
                                                                --------        --------
      Total liabilities.....................................      41,453          53,898
Minority interest...........................................      41,000          38,702
Commitments and contingencies...............................          --              --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at March 31,
    2000....................................................          --              --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,394,996 shares issued and outstanding at
    March 31, 2000..........................................          64              64
  Paid-in capital...........................................      66,705          66,705
  Retained deficit..........................................      (5,889)         (6,794)
  Unearned compensation.....................................        (874)           (797)
                                                                --------        --------
      Total stockholders' equity............................      60,006          59,178
                                                                --------        --------
      Total liabilities and stockholders' equity............    $142,459        $151,778
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

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               1999         2000
                                                              -------    ----------
Lodging revenues:
  Rooms.....................................................  $40,270    $   42,995
  Other departmental........................................    2,325         2,730
Net management fees.........................................    8,569         6,184
Other fees..................................................    2,980         2,901
                                                              -------    ----------
                                                               54,144        54,810
                                                              -------    ----------
Lodging expenses:
  Rooms.....................................................    9,735        10,466
  Other departmental........................................    1,506         1,594
  Property costs............................................   12,817        14,105
General and administrative..................................    4,078         3,184
Payroll and related benefits................................    4,908         5,320
Lease expense...............................................   20,897        20,156
Depreciation and amortization...............................    4,658         4,288
                                                              -------    ----------
                                                               58,599        59,113
                                                              -------    ----------
Operating loss..............................................   (4,455)       (4,303)
Other income:
  Interest, net.............................................       59           446
  Other, net................................................      382            --
                                                              -------    ----------
Loss before income tax benefit..............................   (4,014)       (3,857)
Income tax benefit..........................................   (1,625)         (603)
                                                              -------    ----------
Loss before minority interest...............................   (2,389)       (3,254)
Minority interest...........................................       49        (2,349)
                                                              -------    ----------
Net loss....................................................  $(2,438)   $     (905)
                                                              =======    ==========
Earnings per common share and common share equivalent (Note
  4):
  Basic.....................................................       --    $     (.15)
                                                              =======    ==========
  Diluted...................................................       --    $     (.15)
                                                              =======    ==========
Weighted average number of common share and common share
  equivalents outstanding:
  Basic.....................................................       --     6,063,079
                                                              =======    ==========
  Diluted...................................................       --     6,063,079
                                                              =======    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................    $(2,438)        $  (905)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................      4,658           4,288
     Equity in earnings from unconsolidated subsidiaries....       (382)             --
     Minority interest......................................         49          (2,349)
     Deferred income taxes..................................     (2,688)         (1,198)
     Other..................................................         --             410
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................     (2,114)           (208)
     Prepaid expenses and other assets......................       (623)           (458)
     Related party receivables..............................       (154)            515
     Accounts payable.......................................        992             529
     Accrued liabilities....................................      6,108           4,690
                                                                -------         -------
       Net cash provided by operating activities............      3,408           5,314
                                                                -------         -------
Cash flows from investing activities:
  Net investment in direct financing leases.................        330             189
  Change in restricted cash.................................        954             256
  Purchase of property and equipment, net...................        (67)           (112)
  Purchases of marketable securities........................       (909)           (400)
  Proceeds from sale of marketable securities...............        838             374
  Net cash received from unconsolidated subsidiaries........        162              --
  Change in officer and employee notes receivable...........       (277)            156
  Net investment in management contracts....................       (681)            (59)
  Change in notes receivable -- affiliates, net.............       (989)             65
  Other.....................................................         84              (8)
                                                                -------         -------
       Net cash (used in) provided by investing
        activities..........................................       (555)            461
                                                                -------         -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................         --           7,560
  Repayment of long-term debt...............................         --              (8)
  Financing costs paid......................................         --             (85)
  Net distributions to minority interest....................        (36)             --
  Related party payables....................................      7,232              --
  Net distributions to owners...............................     (9,043)             --
                                                                -------         -------
       Net cash (used in) provided by financing
        activities..........................................     (1,847)          7,467
                                                                -------         -------
Net increase in cash and cash equivalents...................      1,006          13,242
Cash and cash equivalents at beginning of period............      1,652          22,440
                                                                -------         -------
Cash and cash equivalents at end of period..................    $ 2,658         $35,682
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

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of Old Interstate's financial statements. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels which were retained by the Company in connection with the Spin-off. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for all periods presented.

     The Company's principal subsidiaries include Interstate Hotels, LLC ("IH LLC") and Interstate Pittsburgh Hotel Holdings, L.L.C. IH LLC has assumed the third-party hotel management business previously conducted by Old Interstate and holds the leasehold interests in the Company's leased hotels, as well as provides ancillary services such as centralized purchasing, equipment leasing and insurance services. The Company owns a 45% managing member interest and Wyndham owns a 55% non-controlling ownership interest in IH LLC. Interstate Pittsburgh Hotel Holdings, L.L.C. is a wholly owned subsidiary of the Company which owns the Pittsburgh Airport Residence Inn by Marriott.

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

2. INTERIM FINANCIAL STATEMENTS:

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with

                       (UNAUDITED, DOLLARS IN THOUSANDS)

2. INTERIM FINANCIAL STATEMENTS--CONTINUED

generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

3. PRO FORMA INFORMATION:

     The following pro forma information for the three-month periods ended March 31, 1999 and 2000 is presented to include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1999. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge for additional incentive lease expense for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off.

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

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Total revenues..............................................  $52,057    $54,810
Operating loss..............................................   (4,942)    (4,303)
Net loss....................................................   (1,232)      (905)
Pro Forma basic earnings per common share...................     (.19)      (.14)
Pro Forma diluted earnings per common share.................     (.19)      (.14)

4. EARNINGS PER SHARE:

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of the financial statements of Old Interstate and Wyndham, and principally include those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management and leasing businesses conducted by the Company. Accordingly, the Company believes that the historical earnings per share calculations required in accordance with Statement of Financial Accounting Standard No. 128 are not meaningful for periods prior to the Spin-off and, therefore, have not been provided.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

5. LONG-TERM DEBT:

     In February 2000, Interstate Pittsburgh Hotel Holdings, L.L.C. entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which has a two-year term with a one-year extension if certain minimum financial requirements are met, totaled $7,560. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The note is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999, and provides for a guarantee by the Company of up to $3,000. The outstanding principal balance on the note is due and payable at maturity.

6.  COMMITMENTS AND CONTINGENCIES:

     In accordance with hotel lease agreements with Equity Inns, Inc. ("Equity Inns"), the Company is required to maintain performance standards with respect to the leased hotels, including requirements to maintain room revenue per available room and expenditures to within specified percentages of the amounts targeted in the hotels' operating budgets and a minimum net worth covenant. Equity Inns' sole remedy for a failure to satisfy the performance standards is to terminate the subject lease or leases, without penalty. A failure to maintain the minimum net worth would be a default under the leases.

     The Company is currently engaged in a dispute with Equity Inns regarding 41 of the 76 hotels leased from Equity Inns or its affiliates. Equity Inns has asserted that the Company has failed to spend the required percentages of the amounts targeted in certain categories of the hotels' operating budgets for the measuring period from July 1, 1999 through December 31, 1999 with respect to 41 leases. The Company disagrees with and is vigorously disputing Equity Inns' interpretation of this requirement. If, however, the Company is determined to have failed to spend the required amount under the leases, Equity Inns' sole remedy is to terminate the subject lease or leases. The carrying value of the Company's leased hotel intangible assets related to the 41 hotel leases amounted to approximately $6,200 at March 31, 2000. The termination of the subject lease or leases could result in accelerated amortization of all or the applicable portion of the leased hotel intangible assets on the date of termination. At this time, Equity Inns has not notified the Company of its intent to terminate any of the 41 subject leases.

7.  SEGMENT INFORMATION:

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget segment derives revenues from managing and leasing hotels and certain specialized support services.

                       (UNAUDITED, DOLLARS IN THOUSANDS)

7.  SEGMENT INFORMATION--CONTINUED:

     The table below presents revenue and operating income (loss) information for each reportable segment for the three-month periods ended March 31, 1999 and 2000.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
REVENUES:
Luxury and Upscale Hotels...................................  $10,709    $ 8,064
Mid-Scale, Upper Economy
  and Budget Hotels.........................................   43,435     46,746
                                                              -------    -------
  Consolidated totals.......................................  $54,144    $54,810
                                                              =======    =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...................................  $   485    $(1,834)
Mid-Scale, Upper Economy and Budget Hotels*.................   (4,940)    (2,469)
                                                              -------    -------
  Consolidated totals.......................................  $(4,455)   $(4,303)
                                                              =======    =======

---------------

* The 1999 amount includes a $2,000 one-time charge for additional incentive rent paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization included in segment operating income (loss) for the three-month periods ended March 31, 1999 and 2000 were as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Luxury and Upscale Hotels...................................  $3,345     $3,317
Mid-Scale, Upper Economy and Budget Hotels..................   1,313        971
                                                              ------     ------
  Consolidated totals.......................................  $4,658     $4,288
                                                              ======     ======

     The net book value of intangible and other assets by segment consisted of the following at December 31, 1999 and March 31, 2000:

                                                     DECEMBER 31, 1999    MARCH 31, 2000
                                                     -----------------    --------------
Luxury and Upscale Hotels..........................       $42,736            $39,599
Mid-Scale, Upper Economy and Budget Hotels.........        22,106             21,406
                                                          -------            -------
  Consolidated totals..............................       $64,842            $61,005
                                                          =======            =======

     The following table reconciles the Company's measure of segment profit to consolidated net loss for the three-month periods ended March 31, 1999 and 2000.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Total after-tax operating loss..............................  $(2,673)   $(2,581)
Unallocated amounts, net of tax:
  Interest, net.............................................       35        267
  Other, net................................................      229         --
  Minority interest.........................................      (29)     1,409
                                                              -------    -------
Consolidated net loss.......................................  $(2,438)   $  (905)
                                                              =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Lodging revenues, which consist of rooms, food and beverage and other departmental revenues from the leased hotels and one hotel acquired by the Company in November 1999. Lodging revenues increased by $3.1 million, or 7.3%, from $42.6 million in the three months ended March 31, 1999 (the "1999 Three Months") to $45.7 million in the three months ended March 31, 2000 (the "2000 Three Months"). This increase was partially due to incremental revenues of $1.0 million related to the acquired hotel. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that earned revenues of approximately $3.2 million during the 2000 Three Months. These additional revenues were offset by the loss of five hotel operating leases since January 1, 1999, increased competition and general negative trends in the limited-service hotel sector.

     The average daily room rate for the leased hotels increased by 5.7%, from $73.83 during the 1999 Three Months to $77.30 during the 2000 Three Months, and the average occupancy rate decreased to 60% during the 2000 Three Months from 61.3% during the 1999 Three Months. This resulted in an increase in room revenue per available room of 2.5% to $46.35 during the 2000 Three Months. The operating results of the Company's leased hotels were consistent with the current trends within the lodging industry. The increase in the average daily room rate primarily resulted from inflationary rate increases, and the decrease in the average occupancy rate resulted from an increase of new supply within the lodging industry.

     Net management fees decreased by $2.4 million, or 27.8%, from $8.6 million in the 1999 Three Months to $6.2 million in the 2000 Three Months. This decrease was due to the net loss of 13 management contracts since January 1, 1999, which were primarily hotels whose management was transferred to either Wyndham or Marriott in connection with the Spin-off. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Spin-off, which impaired the Company's ability to add new management contracts. Other fees decreased slightly from $3.0 million in the 1999 Three Months to $2.9 million in the 2000 Three Months. The impact on other fees related to the reduction in the total number of hotels operated by the Company in 2000 as compared to 1999 was offset by an increase in insurance revenues, which increased by $0.1 million in the 2000 Three Months as compared to the 1999 Three Months.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels and one hotel acquired by the Company in November 1999. Lodging expenses increased by $2.1 million, or 8.8%, from $24.1 million in the 1999 Three Months to $26.2 million in the 2000 Three Months. This increase was partially due to incremental expenses of $0.6 million related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain and increase revenue levels. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that incurred operating expenses of approximately $1.9 million during the 2000 Three Months. These additional expenses were offset by the loss of five hotel operating leases since January 1, 1999. The operating margin of the leased and owned hotels decreased from 43.5% during the 1999 Three Months to 42.8% during the 2000 Three Months due primarily to the increased costs associated with the leased hotels. The Company expects the increased competition and over-supply of limited-service hotels to continue to affect negatively the future operating margin of the Company's leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $0.9 million, or 21.9%, from $4.1 million in the 1999 Three Months to $3.2 million in the 2000 Three Months. During the 2000 Three Months, the Company incurred an expense for a $0.3 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The deficiency that was recorded by the Company was $1.0 million during the 1999 Three Months. General and administrative expenses as a percentage of revenues decreased to 5.8% during the 2000 Three Months compared to 7.5% during the 1999 Three Months. This decrease was due to the increase in total revenues and the decrease in general and administrative expenses.

     Payroll and related benefits increased by $0.4 million, or 8.4%, from $4.9 million in the 1999 Three Months to $5.3 million in the 2000 Three Months. This increase was due to the addition of the Company's Chief Executive Officer and three marketing and development vice-presidents who were hired in connection with the Spin-off. Payroll and related benefits as a percentage of revenues increased slightly to 9.7% during the 2000 Three Months compared to 9.1% during the 1999 Three Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels, adjusted for increases in the consumer price index. Lease expense decreased by $0.7 million, or 3.5%, from $20.9 million in the 1999 Three Months to $20.2 million in the 2000 Three Months. The impact on lease expense related to the increase in lodging revenues was offset by a $2.0 million one-time charge that was incurred by the Company in the 1999 Three Months for additional incentive rent paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization decreased by $0.4 million from $4.7 million in the 1999 Three Months to $4.3 million in the 2000 Three Months. In the fourth quarter of 1999, a $16.4 million non-cash impairment loss was incurred related to the Company's leased hotel intangible assets and three leased hotels were sold by Equity Inns, Inc., both of which events reduced future amortization. Future terminations of hotel leases by Equity Inns, Inc. could result in accelerated amortization of the remaining leased hotel intangible assets.

     As a result of the changes noted above, an operating loss of $4.3 million was incurred in the 2000 Three Months as compared to an operating loss of $4.5 million in the 1999 Three Months.

     Other income in the 1999 Three Months consisted primarily of equity in earnings from The Charles Hotel Complex, which was sold on June 18, 1999.

     Income tax benefit for the three-month periods in 1999 and 2000 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Minority interest in the 2000 Three Months reflected Wyndham's 55% non-controlling interest in IH LLC which it retained after the Spin-off. Minority interest in the 1999 Three Months related to The Charles Hotel Complex.

     As a result of the changes noted above, a net loss of $0.9 million was incurred in the 2000 Three Months as compared to a net loss of $2.4 million in the 1999 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $35.7 million at March 31, 2000 compared to $22.4 million at December 31, 1999, and current assets exceeded current liabilities by $14.4 million at March 31, 2000.

     The Company's principal source of liquidity during the 2000 Three Months was cash from operations and proceeds from the issuance of long-term debt. Net cash provided by operating activities was $5.3 million during the 2000 Three Months compared to $3.4 million during the 1999 Three Months. The increase resulted primarily from an increase in operating income (adjusted for non-cash items) of $1.0 million from 1999 to 2000, and an increase of $0.8 million in cash provided by changes in assets and liabilities.

     Net cash of $7.5 million was provided by financing activities during the 2000 Three Months compared to net cash of $1.8 million used in financing activities during the 1999 Three Months. In February 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The outstanding principal balance on the note is due and payable in 2002 with a one-year extension if certain minimum financial requirements are met.

     Net cash of $0.5 million was provided by investing activities during the 2000 Three Months compared to net cash of $0.6 million used in investing activities during the 1999 Three Months. The Company's capital expenditure budget for the year ending December 31, 2000 relating to current operations is approximately $150,000 consisting primarily of expenditures for office and telephone equipment.

     In accordance with the terms of IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham. The Company's required distribution to Wyndham for the period from the Spin-off through March 31, 2000 totaled $3.9 million, which amount was paid to Wyndham in the second quarter of 2000. In addition, the agreement requires the Company to allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

     In the second quarter of 2000, the Company paid additional incentive rent in the amount of $0.5 million to Equity Inns, Inc. in connection with the sale of one of the Company's leased hotels by Equity Inns, Inc.

     The Company intends to pursue future opportunities to manage or lease hotels on behalf of third-party owners, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that its cash on hand and future cash flows from operations may be insufficient to fund fully all such capital opportunities. As a result, the Company will be required to obtain debt or equity financing or modify its business plan. Management is currently pursuing possible alternatives to augment its capital resources to enable it to more effectively pursue its growth strategy. The principal focus of this effort to date has been potential capital partners. There can be no assurance that these efforts will be successful or, if so, as to the timing or terms thereof. If these efforts are not successful, or if the Company does not obtain additional financing, its pursuit of its business strategy and growth may be impaired.

NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes and clarifies the SEC's position in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements," which extends the date that the Company may report a change in accounting principle to no later than the second quarter of 2000. Management is currently assessing the impact of this SAB on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures required by this Item 3 and by Rule 305 of SEC Regulation S-K are not applicable to the Company at this time. Interest rate exposure on indebtedness is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1 Loan Agreement by and between Interstate Pittsburgh Hotel Holdings, L.L.C. and PNC Bank, National Association, dated February 14, 2000

          10.2 Open-End Mortgage and Security Agreement by Interstate Pittsburgh Hotel Holdings, L.L.C. in favor of PNC Bank, National Association, dated February 14, 2000

          10.3 Agreement of Guaranty and Suretyship by Interstate Hotels Corporation, dated February 14, 2000

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

                                          INTERSTATE HOTELS CORPORATION

Date: May 15, 2000                        By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)