Form 10-Q
period 2000-06-30
INTERSTATE HOTELS CORP
filed 2000-08-14
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at August 4, 2000 was 6,394,996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Consolidated Balance Sheets - December 31, 1999 and June 30,
          2000........................................................      2
          Consolidated Statements of Operations - Three Months and Six
          Months Ended June 30, 1999 and June 30, 2000................      3
          Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1999 and June 30, 2000.............................      4
          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     12

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................     13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,440        $ 34,521
  Accounts receivable, net of allowance for doubtful
    accounts of $486 in 1999 and
    $530 in 2000............................................      16,779          17,041
  Deferred income taxes.....................................       1,172           2,008
  Net investment in direct financing leases.................         464             340
  Prepaid expenses and other assets.........................       1,148           1,687
  Related party receivables -- management contracts.........         423             316
                                                                --------        --------
      Total current assets..................................      42,426          55,913
Restricted cash.............................................       1,701           1,687
Marketable securities.......................................       2,134           2,565
Property and equipment, net.................................      16,049          15,649
Officer and employee notes receivable.......................       3,541           3,336
Notes receivable -- affiliates, net of reserve for
  uncollectible notes receivable of
  $333 in 2000..............................................      10,838          10,860
Net investment in direct financing leases...................         928             680
Intangible and other assets.................................      64,842          57,277
                                                                --------        --------
      Total assets..........................................    $142,459        $147,967
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       3,430           2,020
  Accounts payable -- health trust..........................       3,358           4,621
  Accounts payable -- related parties.......................       3,991           2,247
  Accrued payroll and related benefits......................       8,252           7,225
  Accrued rent..............................................       5,348           8,346
  Other accrued liabilities.................................      12,486          16,276
  Current portion of long-term debt.........................          --              89
                                                                --------        --------
      Total current liabilities.............................      36,865          40,824
Deferred income taxes.......................................       2,454           1,532
Deferred compensation.......................................       2,134           2,565
Long-term debt..............................................          --           7,440
                                                                --------        --------
      Total liabilities.....................................      41,453          52,361
Minority interest...........................................      41,000          36,761
Commitments and contingencies...............................          --              --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at June 30,
    2000....................................................          --              --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,394,996 shares issued and outstanding at
    June 30, 2000...........................................          64              64
  Paid-in capital...........................................      66,705          66,705
  Retained deficit..........................................      (5,889)         (7,205)
  Unearned compensation.....................................        (874)           (719)
                                                                --------        --------
      Total stockholders' equity............................      60,006          58,845
                                                                --------        --------
      Total liabilities and stockholders' equity............    $142,459        $147,967
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

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                   ------------------    --------------------
                                                    1999       2000        1999        2000
                                                   -------    -------    --------    --------
Lodging revenues:
  Rooms..........................................  $48,854    $51,913    $ 89,124    $ 94,908
  Other departmental.............................    2,734      3,164       5,059       5,894
Net management fees..............................    8,753      7,861      17,322      14,045
Other fees.......................................    3,200      2,727       6,180       5,628
                                                   -------    -------    --------    --------
                                                    63,541     65,665     117,685     120,475
                                                   -------    -------    --------    --------
Lodging expenses:
  Rooms..........................................   11,085     11,999      20,820      22,465
  Other departmental.............................    1,769      1,915       3,275       3,509
  Property costs.................................   13,905     15,449      26,722      29,554
General and administrative.......................    3,510      3,288       7,588       6,472
Payroll and related benefits.....................    5,048      5,433       9,956      10,753
Lease expense....................................   23,612     24,221      44,509      44,377
Depreciation and amortization....................    5,434      4,300      10,092       8,588
                                                   -------    -------    --------    --------
                                                    64,363     66,605     122,962     125,718
                                                   -------    -------    --------    --------
Operating loss...................................     (822)      (940)     (5,277)     (5,243)
Other income (expense):
  Interest, net..................................       96        538         155         984
  Other, net.....................................    1,181         24       1,563          24
  Loss on sale of investment in hotel real
     estate......................................     (876)        --        (876)         --
                                                   -------    -------    --------    --------
Loss before income tax expense (benefit).........     (421)      (378)     (4,435)     (4,235)
Income tax expense (benefit).....................      249       (274)     (1,376)       (877)
                                                   -------    -------    --------    --------
Loss before minority interest....................     (670)      (104)     (3,059)     (3,358)
Minority interest................................   (1,045)       307        (996)     (2,042)
                                                   -------    -------    --------    --------
Net income (loss)................................  $   375    $  (411)   $ (2,063)   $ (1,316)
                                                   =======    =======    ========    ========
Earnings per common share and common share
  equivalent (Note 4):
  Basic..........................................       --    $  (.07)         --    $   (.21)
                                                   =======    =======    ========    ========
  Diluted........................................       --    $  (.07)         --    $   (.21)
                                                   =======    =======    ========    ========
Weighted average number of common share and
  common share equivalents outstanding:
  Basic..........................................       --      6,159          --       6,159
                                                   =======    =======    ========    ========
  Diluted........................................       --      6,159          --       6,159
                                                   =======    =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................    $(2,063)        $(1,316)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................     10,092           8,588
     Equity in earnings from unconsolidated subsidiaries....     (1,525)             --
     Minority interest......................................       (996)         (2,042)
     Deferred income taxes..................................        (52)         (1,758)
     Other..................................................        836             572
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................       (174)           (262)
     Prepaid expenses and other assets......................       (923)           (539)
     Related party receivables..............................        295             107
     Accounts payable.......................................      1,632          (1,174)
     Accrued liabilities....................................     12,178           7,201
                                                                -------         -------
       Net cash provided by operating activities............     19,300           9,377
                                                                -------         -------
Cash flows from investing activities:
  Net investment in direct financing leases.................        534             372
  Change in restricted cash.................................        562              14
  Purchase of property and equipment, net...................        (75)           (217)
  Purchases of marketable securities........................     (1,324)         (1,151)
  Proceeds from sale of marketable securities...............      1,113           1,111
  Proceeds from sale of investment in hotel real estate.....     13,654              --
  Net cash received from unconsolidated subsidiaries........      1,176              --
  Change in officer and employee notes receivable...........        112            (233)
  Net investment in management contracts....................       (176)            (71)
  Merger-related acquisition costs..........................     (8,303)             --
  Change in notes receivable -- affiliates, net.............       (623)           (355)
  Other.....................................................        (16)           (270)
                                                                -------         -------
       Net cash provided by (used in) investing
        activities..........................................      6,634            (800)
                                                                -------         -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................         --           7,560
  Repayment of long-term debt...............................         --             (31)
  Financing costs paid......................................         --             (85)
  Proceeds from sale of common stock........................      2,120              --
  Net contributions from minority interest..................      6,934              --
  Related party payables....................................    (15,135)         (3,940)
  Net contributions from owners.............................     16,659              --
                                                                -------         -------
       Net cash provided by financing activities............     10,578           3,504
                                                                -------         -------
Net increase in cash and cash equivalents...................     36,512          12,081
Cash and cash equivalents at beginning of period............      1,652          22,440
                                                                -------         -------
Cash and cash equivalents at end of period..................    $38,164         $34,521
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

     The accompanying consolidated interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally

                       (UNAUDITED, DOLLARS IN THOUSANDS)

2. INTERIM FINANCIAL STATEMENTS--CONTINUED accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

3. PRO FORMA INFORMATION:

     The following pro forma information for the three and six-month periods ended June 30, 1999 and 2000 is presented to include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1999. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge in the first quarter of 1999 for additional incentive lease expense for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off.

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

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                   ------------------    --------------------
                                                    1999       2000        1999        2000
                                                   -------    -------    --------    --------
Total revenues...................................  $61,378    $65,665    $113,435    $120,475
Operating loss...................................   (3,329)      (940)     (8,271)     (5,243)
Net loss.........................................     (782)      (411)     (2,014)     (1,316)
Pro Forma basic earnings per common share........     (.12)      (.06)       (.31)       (.21)
Pro Forma diluted earnings per common share......     (.12)      (.06)       (.31)       (.21)

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

                       (UNAUDITED, DOLLARS IN THOUSANDS)

6.  COMMITMENTS AND CONTINGENCIES:

     On July 21, 2000, the Company executed a binding Memorandum of Understanding (the "Memorandum") with Equity Inns, Inc. ("Equity Inns") with respect to the hotel lease agreements between the Company and Equity Inns. Pursuant to the Memorandum, all of the lease agreements for the 75 hotels leased from Equity Inns will be terminated effective January 1, 2001, and Equity Inns and the Company simultaneously will enter into management agreements for 54 of the hotels formerly leased to the Company. The management agreements will expire on a staggered basis beginning January 1, 2002 through 2005. As a result effective January 1, 2001, the revenues and expenses and the working capital of these hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. The Company will also continue to manage, under a new management agreement, one additional hotel it currently manages for Equity Inns (but does not lease). The closing of the transaction is contingent upon obtaining the consents of certain third parties.

     In addition, the Memorandum addresses a dispute between the Company and Equity Inns regarding certain performance standards currently in place with respect to the leased hotels, including requirements to maintain revenue per available room and expenditures to within specified percentages of the amounts targeted in the hotels' operating budgets. Previously, Equity Inns had asserted that the Company had failed to spend the required percentages of the amounts targeted in certain categories of the hotels' operating budgets for the measuring period from July 1, 1999 through December 31, 1999 with respect to 41 leases. Equity Inns' sole remedy for a failure to satisfy the performance standards was to terminate the subject lease or leases, without penalty. The Company vigorously disagreed with and disputed Equity Inns' interpretation of this requirement. The execution of the Memorandum suspends the application of the performance standards as to all periods prior to and after the date of execution and through the closing. In the event that the transaction does not close, the performance standards will be reinstated retroactively, unless the failure to close is the result of a breach by Equity Inns of its obligations under the Memorandum, in which case the performance standards will be reinstated on a forward-looking basis with an effective date of January 1, 2001.

     In the event that the transaction does not close and the performance standards are then reinstated, Equity Inns termination rights with respect thereto will also be reinstated. The termination of any leases could result in accelerated amortization of all or the applicable portion of the leased hotel's intangible assets on the date of termination. The carrying value of the Company's leased hotel intangible assets related to the 41 hotel leases amounted to approximately $6,000 as of June 30, 2000.

     In addition, during the period prior to the closing of the transaction, the Company is still required to maintain a certain minimum net worth. A failure to maintain the minimum net worth would be a default under the leases.

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

                       (UNAUDITED, DOLLARS IN THOUSANDS)

7.  SEGMENT INFORMATION--CONTINUED:
     The table below presents revenue and operating loss information for each reportable segment for the three and six-month periods ended June 30, 1999 and 2000.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------   --------------------
                                               1999       2000       1999        2000
                                              -------    -------   --------    --------
REVENUES:
Luxury and Upscale Hotels...................  $10,909    $ 9,402   $ 21,618    $ 17,466
Mid-Scale, Upper Economy and Budget
  Hotels....................................   52,632     56,263     96,067     103,009
                                              -------    -------   --------    --------
  Consolidated totals.......................  $63,541    $65,665   $117,685    $120,475
                                              =======    =======   ========    ========
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...................  $   279    $  (768)  $    764    $ (2,602)
Mid-Scale, Upper Economy and Budget
  Hotels*...................................   (1,101)      (172)    (6,041)     (2,641)
                                              -------    -------   --------    --------
  Consolidated totals.......................  $  (822)   $  (940)  $ (5,277)   $ (5,243)
                                              =======    =======   ========    ========

---------------

* The 1999 amount includes a $2,000 one-time charge in the first quarter of 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization included in segment operating loss for the three and six-month periods ended June 30, 1999 and 2000 were as follows:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------   --------------------
                                               1999       2000       1999        2000
                                              -------    -------   --------    --------
Luxury and Upscale Hotels...................  $ 4,157    $ 3,317   $  7,502    $  6,634
Mid-Scale, Upper Economy and Budget
  Hotels....................................    1,277        983      2,590       1,954
                                              -------    -------   --------    --------
  Consolidated totals.......................  $ 5,434    $ 4,300   $ 10,092    $  8,588
                                              =======    =======   ========    ========

     The net book value of intangible and other assets by segment consisted of the following at December 31, 1999 and June 30, 2000:

                                                      DECEMBER 31, 1999    JUNE 30, 2000
                                                      -----------------    -------------
Luxury and Upscale Hotels...........................       $42,736            $36,612
Mid-Scale, Upper Economy and Budget Hotels..........        22,106             20,665
                                                           -------            -------
  Consolidated totals...............................       $64,842            $57,277
                                                           =======            =======

     The following table reconciles the Company's measure of segment profit to consolidated net income (loss) for the three and six-month periods ended June 30, 1999 and 2000.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                ------------------   ------------------
                                                 1999       2000      1999       2000
                                                -------    -------   -------    -------
Total after-tax operating loss................  $  (493)   $  (565)  $(3,166)   $(3,146)
Unallocated amounts, net of tax:
  Interest, net...............................       58        323        93        590
  Other, net..................................      183         14       412         14
  Minority interest...........................      627       (183)      598      1,226
                                                -------    -------   -------    -------
Consolidated net income (loss)................  $   375    $  (411)  $(2,063)   $(1,316)
                                                =======    =======   =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Lodging revenues, which consist of rooms, food and beverage and other departmental revenues from the leased hotels and one hotel acquired by the Company in November 1999. Lodging revenues increased by $3.5 million, or 6.8%, from $51.6 million in the three months ended June 30, 1999 (the "1999 Three Months") to $55.1 million in the three months ended June 30, 2000 (the "2000 Three Months") and by $6.6 million, or 7.0%, from $94.2 million in the six months ended June 30, 1999 (the "1999 Six Months") to $100.8 million in the six months ended June 30, 2000 (the "2000 Six Months"). This increase was partially due to incremental revenues of $1.1 million in the 2000 Three Months and $2.1 million in the 2000 Six Months related to the acquired hotel. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that earned incremental revenues of approximately $4.0 million during the 2000 Three Months and $7.2 million during the 2000 Six Months. These additional revenues were offset by the loss of six hotel operating leases since January 1, 1999, increased competition and general negative trends in the limited-service hotel sector.

     The average daily room rate for the leased hotels increased by 4.2%, from $77.44 during the 1999 Three Months to $80.69 during the 2000 Three Months, and the average occupancy rate increased to 70.8% during the 2000 Three Months from 69.8% during the 1999 Three Months. This resulted in an increase in room revenue per available room of 5.7% to $57.14 during the 2000 Three Months. During the six-month periods average daily room rate for the leased hotels increased by 4.7%, from $75.56 during the 1999 Six Months to $79.12 during the 2000 Six Months, and the average occupancy rate decreased to 65.3% during the 2000 Six Months from 65.6% during the 1999 Six Months. This resulted in an increase in room revenue per available room of 4.2% to $51.69 during the 2000 Six Months. The operating results of the Company's leased hotels were consistent with the current trends within the lodging industry. The increase in the average daily room rate primarily resulted from inflationary rate increases.

     Net management fees decreased by $0.9 million, or 10.2%, from $8.8 million in the 1999 Three Months to $7.9 million in the 2000 Three Months and by $3.3 million, or 18.9%, from $17.3 million in the 1999 Six Months to $14.0 million in the 2000 Six Months. This decrease was due to the net loss of 18 management contracts since January 1, 1999, which were primarily hotels whose management was transferred to either Wyndham or Marriott in connection with the Spin-off. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Spin-off, which impaired the Company's ability to add new management contracts. Other fees decreased by $0.5 million, or 14.8%, from $3.2 million in the 1999 Three Months to $2.7 million in the 2000 Three Months and by $0.6 million, or 8.9%, from $6.2 million in the 1999 Six Months to $5.6 million in the 2000 Six Months. The decrease in other fees related to the reduction in the total number of hotels operated by the Company in 2000 as compared to 1999.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels and one hotel acquired by the Company in November 1999. Lodging expenses increased by $2.6 million, or 9.7%, from $26.8 million in the 1999 Three Months to $29.4 million in the 2000 Three Months and by $4.7 million, or 9.3%, from $50.8 million in the 1999 Six Months to $55.5 million in the 2000 Six Months. This increase was partially due to incremental expenses of $0.7 million in the 2000 Three Months and $1.3 million in the 2000 Six Months related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain and increase revenue levels. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that incurred incremental operating expenses of approximately $2.2 million during the 2000 Three Months and $4.2 million during the 2000 Six Months. These additional expenses were offset by the loss of six hotel operating leases since January 1, 1999. The operating margin of the leased and owned hotels decreased from 48.1% during the 1999 Three Months to 46.7% during the 2000 Three Months and from 46.0% during the 1999 Six Months to 44.9% during the 2000 Six Months due primarily to the increased operating costs associated with the leased hotels. The Company expects the increased competition and over-supply of limited-service hotels to continue to affect negatively the future operating margin of the Company's leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $0.2 million, or 6.3%, from $3.5 million in the 1999 Three Months to $3.3 million in the 2000 Three Months and by $1.1 million, or 14.7%, from $7.6 million in the 1999 Six Months to $6.5 million in the 2000 Six Months. During the 2000 Six Months, the Company incurred an expense for a $0.5 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The deficiency that was recorded by the Company was $1.4 million during the 1999 Six Months. General and administrative expenses as a percentage of revenues decreased to 5.0% during the 2000 Three Months compared to 5.5% during the 1999 Three Months and to 5.4% during the 2000 Six Months compared to 6.4% during the 1999 Six Months. This decrease was due to the increase in total revenues and the decrease in general and administrative expenses.

     Payroll and related benefits increased by $0.4 million, or 7.6%, from $5.0 million in the 1999 Three Months to $5.4 million in the 2000 Three Months and by $0.8 million, or 8.0%, from $10.0 million in the 1999 Six Months to $10.8 million in the 2000 Six Months. This increase was due to the addition of the Company's Chief Executive Officer and three marketing and development vice-presidents who were hired after the Spin-off. Payroll and related benefits as a percentage of revenues increased to 8.3% during the 2000 Three Months compared to 7.9% during the 1999 Three Months and to 8.9% during the 2000 Six Months compared to 8.5% during the 1999 Six Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels, adjusted for increases in the consumer price index. Lease expense increased by $0.6 million, or 2.6%, from $23.6 million in the 1999 Three Months to $24.2 million in the 2000 Three Months. In addition to the impact on lease expense related to the increase in lodging revenues, the Company paid additional incentive rent of $0.5 million to Equity Inns, Inc. in connection with the sale of one of the Company's leased hotels by Equity Inns. In the six-month periods, lease expense decreased slightly from $44.5 million in the 1999 Six Months to $44.4 million in the 2000 Six Months. The impact on lease expense related to the increase in lodging revenues was offset by a $2.0 million one-time charge that was incurred by the Company in the first quarter of 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger.

     Depreciation and amortization decreased by $1.1 million, or 20.9%, from $5.4 million in the 1999 Three Months to $4.3 million in the 2000 Three Months and by $1.5 million, or 14.9%, from $10.1 million in the 1999 Six Months to $8.6 million in the 2000 Six Months. In the fourth quarter of 1999, a $16.4 million non-cash impairment loss was incurred related to the Company's leased hotel intangible assets and three leased hotels were sold by Equity Inns, both of which events reduced future amortization.

     As a result of the changes noted above, an operating loss of $0.9 million was incurred in the 2000 Three Months as compared to an operating loss of $0.8 million in the 1999 Three Months. In the six-month periods, an operating loss of $5.2 million was incurred in 2000 as compared to an operating loss of $5.3 million in 1999.

     Other income in 1999 consisted primarily of equity in earnings from The Charles Hotel Complex, which was sold on June 18, 1999.

     Loss on sale of investment in hotel real estate in 1999 resulted from the sale of the Company's equity interests in The Charles Hotel Complex.

     Income tax expense (benefit) for both 1999 and 2000 was computed based on an effective tax rate of 40% after reduction of minority interest, except for the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex in 1999, which was allocated 100% to Wyndham.

     Minority interest in 2000 reflects Wyndham's 55% non-controlling interest in IH LLC that it retained after the Spin-off. In addition, in the 2000 Three Months an additional one-time $0.6 million was distributed to Wyndham. Minority interest in 1999 reflects the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex that was allocated 100% to Wyndham, in addition to Wyndham's 55% non-controlling interest in IH LLC.

     As a result of the changes noted above, a net loss of $0.4 million was incurred in the 2000 Three Months as compared to net income of $0.4 million in the 1999 Three Months. In the six-month periods, a net loss of $1.3 million was incurred in 2000 as compared to a net loss of $2.1 million in 1999.

     As discussed in Note 6 to the consolidated financial statements, the lease agreements for the 75 hotels leased from Equity Inns will be terminated and the Company will enter into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001. The Company expects that the effect of this transaction will result in a re-valuation and write-down of the Company's leased hotel intangible assets, which will reflect the new terms of the management agreements. The Company believes that eliminating the risk of potential operating losses in the future under the leases and replacing them with management fee revenue will positively impact future cash flows and profitability. The Company currently expects to account for this transaction in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $34.5 million at June 30, 2000 compared to $22.4 million at December 31, 1999 and current assets exceeded current liabilities by $15.1 million at June 30, 2000.

     The Company's principal source of liquidity during the 2000 Six Months was cash from operations and proceeds from the issuance of long-term debt. Net cash provided by operating activities was $9.4 million during the 2000 Six Months compared to $19.3 million during the 1999 Six Months. The decrease resulted primarily from a decrease in operating income (adjusted for non-cash items) of $2.2 million from 1999 to 2000, and a decrease of $7.7 million in cash provided by changes in assets and liabilities.

     Net cash of $3.5 million was provided by financing activities during the 2000 Six Months compared to $10.6 million during the 1999 Six Months. In the first quarter of 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999. These proceeds were offset by a $3.9 million payment to Wyndham in the second quarter of 2000 which represents Wyndham's 55% cash flow distribution from IH LLC for the period from the Spin-off through December 31, 1999.

     Net cash of $0.8 million was used by investing activities during the 2000 Six Months compared to net cash of $6.6 million provided by investing activities during the 1999 Six Months. During the 1999 Six Months, the Company received $13.6 million of proceeds from the sale of equity interests in The Charles Hotel Complex, which were offset by amounts paid in connection with the Merger and Spin-off. The Company's capital expenditure budget for the year ending December 31, 2000 relating to current operations is approximately $150,000 consisting primarily of expenditures for office and telephone equipment.

     In accordance with the terms of IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham. The Company's required distribution to Wyndham for the period from the January 1, 2000 through June 30, 2000 totaled $2.2 million. In addition, the agreement requires the Company to allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services. During the third quarter of 2000, the Company reached an agreement with Wyndham with respect to such allocation of costs and expenses between IH, LLC and the Company. As a result, the Company recorded a one-time $0.6 million charge to minority interest in the second quarter, which represents a settlement of expense allocations for the period from January 1, 2000 through April 30, 2000.

     The Company intends to pursue future opportunities to manage or lease hotels on behalf of third-party owners, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that its cash on hand and future cash flows from operations may be insufficient to fund fully all such capital opportunities. As a result, the Company will be required to obtain debt or equity financing or modify its business plan. Management is currently pursuing possible alternatives to augment its capital resources to enable it to more effectively pursue its growth strategy. The principal focus of this effort to date has been potential capital partners. There can be no assurance that these efforts will be successful or, if so, as to the timing or terms thereof. If these efforts are not successful, of if the Company does not obtain additional financing, its pursuit of its business strategy and growth may be impaired.

NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes and clarifies the SEC's position in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, "Second Amendment:
Revenue Recognition in Financial Statements," which extends the date that the Company may report a change in accounting principle to no later than the fourth quarter of 2000. Management is currently assessing the impact of this SAB on the Company's consolidated financial statements.

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

                                          INTERSTATE HOTELS CORPORATION

Date: August 14, 2000                     By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)