Form 10-Q
period 2000-09-30
INTERSTATE HOTELS CORP
filed 2000-11-14
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at November 13, 2000 was as follows: Class A shares 6,339,105; Class B shares 242,555; and Class C shares 60,639.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Consolidated Balance Sheets - December 31, 1999 and
          September 30, 2000..........................................      2
          Consolidated Statements of Operations - Three Months and
          Nine Months Ended September 30, 1999 and September 30,
          2000........................................................      3
          Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1999 and September 30, 2000...................      4
          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     12

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     18

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...................     19

Item 4.   Submission of Matters to a Vote of Security Holders.........     19

Item 6.   Exhibits and Reports on Form 8-K............................     20

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                                                  (A)          (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,440        $ 36,133
  Accounts receivable, net of allowance for doubtful
    accounts of $486 in 1999 and
    $570 in 2000............................................      16,779          18,349
  Deferred income taxes.....................................       1,172           2,230
  Net investment in direct financing leases.................         464             294
  Prepaid expenses and other assets.........................       1,148           1,481
  Related party receivables -- management contracts.........         423             337
                                                                --------        --------
      Total current assets..................................      42,426          58,824
Restricted cash.............................................       1,701           1,754
Marketable securities.......................................       2,134           2,399
Property and equipment, net.................................      16,049          15,485
Officer and employee notes receivable.......................       3,541           3,169
Notes receivable -- affiliates, net of reserve for
  uncollectible notes receivable of
  $666 in 2000..............................................      10,838          10,420
Net investment in direct financing leases...................         928             589
Investment in hotel real estate.............................          --             746
Deferred income taxes.......................................          --           1,158
Intangible and other assets.................................      64,842          41,149
                                                                --------        --------
      Total assets..........................................    $142,459        $135,693
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       3,430           2,584
  Accounts payable -- health trust..........................       3,358           3,979
  Accounts payable -- related parties.......................       3,991           1,664
  Accrued payroll and related benefits......................       8,252           8,201
  Accrued rent..............................................       5,348          11,038
  Other accrued liabilities.................................      12,486          15,406
  Current portion of long-term debt.........................          --              90
                                                                --------        --------
      Total current liabilities.............................      36,865          42,962
Deferred income taxes.......................................       2,454              --
Deferred compensation.......................................       2,134           2,399
Long-term debt..............................................          --           7,415
                                                                --------        --------
      Total liabilities.....................................      41,453          52,776
Minority interest...........................................      41,000          28,150
Commitments and contingencies...............................          --              --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at September
    30, 2000................................................          --              --
  Common stock, $.01 par value; 65,000,000 shares
    authorized; 6,642,299 shares issued and outstanding at
    September 30, 2000......................................          64              64
  Paid-in capital...........................................      66,705          66,705
  Retained deficit..........................................      (5,889)        (11,361)
  Unearned compensation.....................................        (874)           (641)
                                                                --------        --------
      Total stockholders' equity............................      60,006          54,767
                                                                --------        --------
      Total liabilities and stockholders' equity............    $142,459        $135,693
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

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                 --------------------    --------------------
                                                   1999        2000        1999        2000
                                                 --------    --------    --------    --------
Lodging revenues:
  Rooms........................................  $ 52,013    $ 52,971    $141,137    $147,879
  Other departmental...........................     2,899       3,089       7,958       8,983
Net management fees............................     7,535       6,856      24,857      20,901
Other fees.....................................     3,114       2,938       9,294       8,566
                                                 --------    --------    --------    --------
                                                   65,561      65,854     183,246     186,329
                                                 --------    --------    --------    --------
Lodging expenses:
  Rooms........................................    12,075      13,027      32,895      35,492
  Other departmental...........................     1,919       1,962       5,194       5,471
  Property costs...............................    15,141      16,337      41,863      45,891
General and administrative.....................     3,765       3,779      11,353      10,251
Payroll and related benefits...................     4,935       5,132      14,891      15,885
Lease expense..................................    25,595      24,851      70,104      69,228
Depreciation and amortization..................     4,620       4,145      14,712      12,733
Loss on impairment of investment in hotel lease
  contracts....................................        --      12,550          --      12,550
                                                 --------    --------    --------    --------
                                                   68,050      81,783     191,012     207,501
                                                 --------    --------    --------    --------
Operating loss.................................    (2,489)    (15,929)     (7,766)    (21,172)
Other income (expense):
  Interest, net................................       517         463         672       1,447
  Other, net...................................        --          (4)      1,563          20
  Loss on sale of investment in hotel real
     estate....................................        --          --        (876)         --
                                                 --------    --------    --------    --------
Loss before income tax benefit.................    (1,972)    (15,470)     (6,407)    (19,705)
Income tax benefit.............................      (376)     (2,771)     (1,752)     (3,648)
                                                 --------    --------    --------    --------
Loss before minority interest..................    (1,596)    (12,699)     (4,655)    (16,057)
Minority interest..............................    (1,031)     (8,543)     (2,027)    (10,585)
                                                 --------    --------    --------    --------
Net loss.......................................  $   (565)   $ (4,156)   $ (2,628)   $ (5,472)
                                                 ========    ========    ========    ========
Earnings per common share and common share
  equivalent (Note 4):
  Basic........................................  $   (.09)   $   (.66)         --    $   (.88)
                                                 ========    ========    ========    ========
  Diluted......................................  $   (.09)   $   (.66)         --    $   (.88)
                                                 ========    ========    ========    ========
Weighted average number of common share and
  common share equivalents outstanding:
  Basic........................................     6,063       6,306          --       6,208
                                                 ========    ========    ========    ========
  Diluted......................................     6,063       6,306          --       6,208
                                                 ========    ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................    $(2,628)        $(5,472)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................     14,712          12,733
     Equity in earnings from unconsolidated subsidiaries....     (1,525)              4
     Loss on impairment of investment in hotel lease
      contracts.............................................         --          12,550
     Minority interest......................................     (2,027)        (10,585)
     Deferred income taxes..................................       (782)         (4,670)
     Other..................................................        836           1,283
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................     (1,223)         (1,570)
     Prepaid expenses and other assets......................       (983)           (333)
     Related party receivables..............................        664              86
     Accounts payable.......................................      2,485            (276)
     Accrued liabilities....................................     13,495           9,042
                                                                -------         -------
       Net cash provided by operating activities............     23,024          12,792
                                                                -------         -------
Cash flows from investing activities:
  Net investment in direct financing leases.................        807             509
  Change in restricted cash.................................        555             (53)
  Purchase of property and equipment, net...................       (302)           (350)
  Purchases of marketable securities........................     (2,030)         (1,806)
  Proceeds from sale of marketable securities...............      1,941           1,783
  Proceeds from sale of investment in hotel real estate.....     13,654              --
  Net cash received from (invested in) unconsolidated
     subsidiaries...........................................      1,176            (750)
  Change in officer and employee notes receivable...........       (770)            (94)
  Net investment in management contracts....................       (352)           (320)
  Merger-related acquisition costs..........................     (8,941)             --
  Change in notes receivable -- affiliates, net.............       (482)           (248)
  Other.....................................................        (16)           (597)
                                                                -------         -------
       Net cash provided by (used in) investing
        activities..........................................      5,240          (1,926)
                                                                -------         -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................         --           7,560
  Repayment of long-term debt...............................         --             (55)
  Financing costs paid......................................         --             (87)
  Proceeds from sale of common stock........................      2,120              --
  Net contributions from minority interest..................      6,934              --
  Related party payables....................................    (18,597)         (4,591)
  Net contributions from owners.............................     16,659              --
                                                                -------         -------
       Net cash provided by financing activities............      7,116           2,827
                                                                -------         -------
Net increase in cash and cash equivalents...................     35,380          13,693
Cash and cash equivalents at beginning of period............      1,652          22,440
                                                                -------         -------
Cash and cash equivalents at end of period..................    $37,032         $36,133
                                                                =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

3. PRO FORMA INFORMATION:

     The following pro forma information for the three and nine-month periods ended September 30, 1999 and 2000 is presented to include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1999. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge in the first quarter of 1999 for additional incentive lease expense for 1999 paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off.

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

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  -------------------    --------------------
                                                   1999        2000        1999        2000
                                                  -------    --------    --------    --------
Total revenues..................................  $64,846    $ 65,854    $178,281    $186,329
Operating loss..................................   (3,354)    (15,929)    (11,625)    (21,172)
Net loss........................................     (802)     (4,156)     (2,816)     (5,472)
Pro Forma basic earnings per common share.......     (.13)       (.64)       (.44)       (.84)
Pro Forma diluted earnings per common share.....     (.13)       (.64)       (.44)       (.84)

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

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  EQUITY INNS, INC.:

     On July 21, 2000, the Company executed a binding Memorandum of Understanding (the "Memorandum") with Equity Inns, Inc. ("Equity Inns") with respect to the hotel lease agreements between the Company and Equity Inns, which was superseded by a Master Lease Termination Agreement dated September 12, 2000 (the "Termination Agreement"). Pursuant to the Termination Agreement, all of the lease agreements for the 75 hotels leased from Equity Inns will be terminated effective January 1, 2001, and Equity Inns and the Company simultaneously will enter into management agreements for 54 of the hotels formerly leased to the Company. The management agreements will expire on a staggered basis beginning January 1, 2002 through 2005. As a result effective January 1, 2001, the revenues and expenses and the working capital of these hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. The Company will also continue to manage, under a new management agreement, one additional hotel it currently manages for Equity Inns (but does not lease). The closing of the transaction is contingent upon obtaining the consents of certain third parties. Upon closing, the Company will account for the transaction as an exchange of nonmonetary assets in accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions."

     Concurrent with the Company's decision to enter into the Memorandum, the Company recorded a non-cash impairment loss of $12,550 in the third quarter of 2000 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. The impairment loss was the result of a permanent impairment of the future profitability of these hotels, as well as the expected new terms of the lease and management agreements. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. The Company estimated the discounted cash flows utilizing estimates of future operating results for the remaining lease and anticipated management agreement terms, in accordance with the provisions of the Memorandum.

     In addition, the Termination Agreement addresses a dispute between the Company and Equity Inns regarding certain performance standards currently in place with respect to the leased hotels, including requirements to maintain revenue per available room and expenditures to within specified percentages of the amounts targeted in the hotels' operating budgets. Previously, Equity Inns had asserted that the Company had failed to spend the required percentages of the amounts targeted in certain categories of the hotels' operating budgets for the measuring period from July 1, 1999 through December 31, 1999 with respect to 41 leases. Equity Inns' sole remedy for a failure to satisfy the performance standards was to terminate the subject lease or leases, without penalty. The Company vigorously disagreed with and disputed Equity Inns' interpretation of this requirement. The execution of the Termination Agreement suspends the application of the performance standards as to all periods prior to and after the date of execution and through the closing. In the event that the transaction does not close, the performance standards will be reinstated retroactively, unless the failure to close is the result of a breach by Equity Inns of its obligations under the Termination Agreement, in which case the performance standards will be reinstated on a forward-looking basis with an effective date of January 1, 2001.

     During the period prior to the closing of the transaction, the Company is still required to maintain a certain minimum net worth. A failure to maintain the minimum net worth would be a default under the leases.

7.  SEGMENT INFORMATION:

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget hotels segment derives revenues from managing and leasing hotels and certain specialized support services.

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  SEGMENT INFORMATION--CONTINUED:
     The table below presents revenue and operating loss information for each reportable segment for the three and nine-month periods ended September 30, 1999 and 2000.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                               1999       2000       1999       2000
                                              -------   --------   --------   --------
REVENUES:
Luxury and Upscale Hotels...................  $ 9,519   $  8,678   $ 31,137   $ 26,144
Mid-Scale, Upper Economy and Budget
  Hotels....................................   56,042     57,176    152,109    160,185
                                              -------   --------   --------   --------
  Consolidated totals.......................  $65,561   $ 65,854   $183,246   $186,329
                                              =======   ========   ========   ========
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...................  $  (207)  $ (1,122)  $    557   $ (3,724)
Mid-Scale, Upper Economy and Budget
  Hotels*...................................   (2,282)   (14,807)    (8,323)   (17,448)
                                              -------   --------   --------   --------
  Consolidated totals.......................  $(2,489)  $(15,929)  $ (7,766)  $(21,172)
                                              =======   ========   ========   ========

---------------

* The 1999 amount includes a $2,000 one-time charge in the first quarter of 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger. The 2000 amount includes a $12,550 non-cash impairment charge on leased hotel intangible assets.

     Depreciation and amortization included in segment operating loss for the three and nine-month periods ended September 30, 1999 and 2000 were as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 1999       2000       1999       2000
                                               --------   --------   --------   --------
Luxury and Upscale Hotels....................  $ 3,343    $ 3,303    $ 10,844   $  9,937
Mid-Scale, Upper Economy and Budget Hotels...    1,277        842       3,868      2,796
                                               -------    -------    --------   --------
  Consolidated totals........................  $ 4,620    $ 4,145    $ 14,712   $ 12,733
                                               =======    =======    ========   ========

     The net book value of intangible and other assets by segment consisted of the following at December 31, 1999 and September 30, 2000:

                                                  DECEMBER 31, 1999    SEPTEMBER 30, 2000
                                                  -----------------    ------------------
Luxury and Upscale Hotels.......................       $42,736              $34,046
Mid-Scale, Upper Economy and Budget Hotels......        22,106                7,103
                                                       -------              -------
  Consolidated totals...........................       $64,842              $41,149
                                                       =======              =======

     The following table reconciles the Company's measure of segment profit to consolidated net loss for the three and nine-month periods ended September 30, 1999 and 2000.

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   ------------------
                                                  1999       2000      1999       2000
                                                --------   --------   -------   --------
Total after-tax operating loss................  $(1,494)   $(9,559)   $(4,659)  $(12,703)
Unallocated amounts, net of tax:
  Interest, net...............................      310        278        403        868
  Other, net..................................       --         (2)       412         12
  Minority interest...........................      619      5,127      1,216      6,351
                                                -------    -------    -------   --------
Consolidated net loss.........................  $  (565)   $(4,156)   $(2,628)  $ (5,472)
                                                =======    =======    =======   ========

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  SUBSEQUENT EVENTS:

     The transactions described below were approved by the stockholders of the Company on October 16, 2000. These transactions will be accounted for in the fourth quarter of 2000.

Securities Purchase Agreement

     On October 20, 2000, the Company issued 8.75% Subordinated Convertible Notes (the "Notes") for $25,000 and 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5,000. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings, Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues cumulative dividends payable in cash at 8.75% per annum, with up to 25% of the dividends payable in kind (at the option of the Company), and must be redeemed by the Company no later than 2007. The Notes mature no later than 2007 and accrue interest at a rate of 8.75% per annum, with up to 25% of the interest payable in kind (at the option of the Company). Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share. Initially, these securities are convertible into an aggregate of 7,500,000 shares of Class A Common Stock, representing approximately 52% of the Company's Class A Common Stock after conversion (taking into account the Class A Common Stock outstanding as of September 30, 2000). However, no holder of either the Notes or the Preferred Stock may convert these securities if that conversion would cause the holder and its affiliates or any group of which any of them is a member to have beneficial ownership of more than 49% of the Company's total Common Stock outstanding after the conversion.

     The Notes and Preferred Stock will be recorded at fair value in the fourth quarter of 2000. Transaction costs incurred in connection with the Notes will be deferred and amortized over the next seven years. Costs incurred in connection with the issuance of the Preferred Stock will be netted against the fair value of the Preferred Stock at issuance. The Preferred Stock will be accreted to redemption value over the next seven years using the interest method.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company also entered into amended and restated employment agreements with each of Thomas F. Hewitt, J. William Richardson and Kevin P. Kilkeary, members of senior management of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock to these individuals and the immediate vesting of restricted stock awards for Messrs. Hewitt and Richardson that were issued under their previous employment agreements, in exchange for their waiver of severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000 and are convertible, subject to vesting restrictions, into an aggregate of 562,500 shares of Class A Common Stock, representing approximately 4% of the Company's Class A Common Stock after conversion (taking into account the Class A Common Stock outstanding as of September 30, 2000).

     The issuance of the Preferred Stock will initially be recorded as deferred compensation at fair value and amortized as compensation expense over the three-year vesting period. The immediate vesting of the existing restricted stock issued under previous employment agreements will be recorded as a compensation charge of approximately $600 in the fourth quarter of 2000. Other costs incurred in connection with the employment agreement amendments will be expensed as incurred.

     The terms of the Notes and Preferred Stock contain various voting rights of the Investor and covenants by the Company with respect to the operation of the business of the Company on an ongoing basis.

     In connection with the issuance of the Notes and Preferred Stock, the Company and the Investor entered into an Investor Agreement providing for certain restrictions on, and rights of, the Investor with respect to the Company, including a standstill agreement, restrictions on transfer of the Preferred Stock and Notes (and

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  SUBSEQUENT EVENTS--CONTINUED:
Common Stock into which they are convertible) and rights to currently designate five out of 11 of the members of the Board of Directors of the Company.

Joint Venture

     $25,000 of the proceeds raised by the sale of the Notes and the Preferred Stock will be invested by the Company in a newly formed joint venture (the "Joint Venture") with the Investor for acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest $20,000 of additional capital to the Joint Venture.

     The Joint Venture is structured as a limited partnership with an affiliate of the Investor serving as the managing general partner having decision-making authority and an affiliate of the Company serving as a general partner having limited authority and responsibility. The limited partnership interests will be owned by affiliates of the Investor, by affiliates of the Company, and by Messrs. Hewitt and Richardson, (collectively, the "Executives"). The Executives will receive aggregate limited partnership interests of 5.25% without any capital contribution and will be subject to a vesting period of up to three years as well as other conditions. The Company will own a minority common percentage interest of the Joint Venture. The decision by the Joint Venture to acquire any hotel property or an interest in any hotel property will require the unanimous approval of all the partners, other than the Executives. Approximately $11,667 of the Company's affiliate investment in the Joint Venture will be entitled to a 15% per annum preferential return from available cash before the same return is payable on the remaining capital investments by the partners.

     Under the terms of the partnership agreement for the Joint Venture, an affiliate of the Company will manage for ten years all hotel properties acquired, directly or indirectly, by the Joint Venture, except for minority, non-controlling investments by the Joint Venture in hotel properties. The manager will be entitled to a base management fee of 2.5% of hotel gross revenues and an incentive management fee of 10% of net cash flow. An affiliate of the Investor will serve as the asset manager for all Joint Venture properties and will receive an annual fee of 0.75% of the amount of capital invested in the joint venture as of December 31 of every year. The management agreement for each property is subject to termination in certain circumstances, including the sale of the property by the Joint Venture, and provides for a termination fee to the manager in some circumstances.

     The Joint Venture has a seven-year term subject to extension by the Investor. Within two years of a change of control of the Company, the Investor has a right to require the Company to acquire all the partnership interests owned by affiliates of the Investor. The Joint Venture interests are also subject to a buy/sell agreement which may be triggered in certain circumstances by any partner and may result in the non-triggering partners either buying the triggering partner's interest or selling their interests to the triggering partner, provided that the Executives may not be buyers under the buy/sell agreement, without the consent of the other partners.

     The Joint Venture will be accounted for by the Company using the equity method of accounting beginning in the fourth quarter of 2000. Transaction costs incurred in connection with the formation of the Joint Venture will be expensed or capitalized based on the nature of the costs. The Company will also record compensation expense to the extent of the fair value of the Executives interest in the Joint Venture, subject to the Executives' vesting periods.

Senior Credit Facility

     In connection with this transaction with the Investor, the Company is negotiating with Lehman Brothers Inc. ("Lehman") for a $50,000 senior secured revolving credit facility. The Company and Lehman have executed a commitment letter, pursuant to which Lehman has committed to lend $25,000 and an affiliate of Lehman has agreed to syndicate an additional $25,000 on a best efforts basis. The term of the credit facility will be two years with an option to extend for an additional year in certain circumstances, including a reduction

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  SUBSEQUENT EVENTS--CONTINUED:
of the facility over a period of time. The credit facility will be secured by a pledge of the Company's equity interests (i.e., stock, partnership interests and membership interests) in the Company's major current and future direct and indirect subsidiaries, mortgages on all hotel properties owned directly by the Company or by its wholly-owned subsidiaries and a security interest in the rights of the Company to receive payments under hotel management agreements and hotel leases. The Company is permitted to draw upon the facility for several purposes including to make investments in hotel properties or loans to obtain management contracts, provide letters of credit and to satisfy the Company's general working capital needs. Lehman will receive customary fees under the facility, including a commitment fee of 1.25% of the facility amount, an arrangement fee of $250, an administration fee of $75 per year and an annual commitment fee that will vary depending upon the level of the facility usage. The Company expects to close on the credit facility in the first quarter of 2001.

Wyndham Redemption

     In connection with the Investor's investments in the Preferred Stock and the Notes, the Company has agreed to cause its principal operating subsidiary, Interstate Hotels, LLC ("IH LLC") to consummate a transaction contemplated by an agreement to redeem from affiliates of Wyndham International, Inc. (collectively with its affiliates, "Wyndham") their aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Interest"). Pursuant to this agreement and contemporaneously with the issuance of the Notes and Preferred Stock, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At any time on or after July 1, 2001, both IH LLC and Wyndham have the right to require that IH LLC redeem the preferred membership interest for approximately $12,682 to be paid with a combination of cash and promissory notes. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding after the preferred membership interest is redeemed. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its current representative on the Company's Board of Directors to resign and relinquished its right to appoint a member to the Company's Board of Directors in the future. In addition, Wyndham granted the Company an option exercisable within 90 days of October 20, 2000, to acquire all of the Company's stock owned by Wyndham at a weighted average trading price per share, as defined. The Company has exercised this option and expects to close the acquisition in the fourth quarter of 2000. Further the Company's Bylaws have been amended to remove the right of the Class B and Class C directors to approve appointments of members to the committees of the Board of Directors.

     The redemption of Wyndham's Interest will be accounted for by the Company during the fourth quarter of 2000 using purchase accounting as prescribed by APB No. 16, "Accounting for Business Combinations." Transaction costs incurred in connection with the Wyndham redemption will be included in the total purchase price. The purchase of the Company's stock owned by Wyndham will be accounted for as a treasury stock transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

Securities Purchase Agreement

     On October 20, 2000, the Company issued 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million and 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings, Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues cumulative dividends payable in cash at 8.75% per annum, with up to 25% of the dividends payable in kind (at the option of the Company), and must be redeemed by the Company no later than 2007. The Notes mature no later than 2007 and accrue interest at a rate of 8.75% per annum, with up to 25% of the interest payable in kind (at the option of the Company). Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share. Initially, these securities are convertible into an aggregate of 7,500,000 shares of Class A Common Stock, representing approximately 52% of the Company's Class A Common Stock after conversion (taking into account the Class A Common Stock outstanding as of September 30, 2000). However, no holder of either the Notes or the Preferred Stock may convert these securities if that conversion would cause the holder and its affiliates or any group of which any of them is a member to have beneficial ownership of more than 49% of the Company's total Common Stock outstanding after the conversion.

     The Notes and Preferred Stock will be recorded at fair value in the fourth quarter of 2000. Transaction costs incurred in connection with the Notes will be deferred and amortized over the next seven years. Costs incurred in connection with the issuance of the Preferred Stock will be netted against the fair value of the Preferred Stock at issuance. The Preferred Stock will be accreted to redemption value over the next seven years using the interest method.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company also entered into amended and restated employment agreements with each of Thomas F. Hewitt, J. William Richardson and Kevin P. Kilkeary, members of senior management of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock to these individuals and the immediate vesting of restricted stock awards for Messrs. Hewitt and Richardson that were issued under their previous employment agreements, in exchange for their waiver of severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000 and are convertible, subject to vesting restrictions, into an aggregate of 562,500 shares of Class A Common Stock, representing approximately 4% of the Company's Class A Common Stock after conversion (taking into account the Class A Common Stock outstanding as of September 30, 2000).

     The issuance of the Preferred Stock will initially be recorded as deferred compensation at fair value and amortized as compensation expense over the three-year vesting period. The immediate vesting of the existing restricted stock issued under previous employment agreements will be recorded as a compensation charge of approximately $0.6 million in the fourth quarter of 2000. Other costs incurred in connection with the employment agreement amendments will be expensed as incurred.

     The terms of the Notes and Preferred Stock contain various voting rights of the Investor and covenants by the Company with respect to the operation of the business of the Company on an ongoing basis.

     In connection with the issuance of the Notes and Preferred Stock, the Company and the Investor entered into an Investor Agreement providing for certain restrictions on, and rights of, the Investor with respect to the Company, including a standstill agreement, restrictions on transfer of the Preferred Stock and Notes (and Common Stock into which they are convertible) and rights to currently designate five out of 11 of the members of the Board of Directors of the Company.

Joint Venture

     $25.0 million of the proceeds raised by the sale of the Notes and the Preferred Stock will be invested by the Company in a newly formed joint venture (the "Joint Venture") with the Investor for acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest $20.0 million of additional capital to the Joint Venture. The Company believes that the $45.0 million in capital contributed to the Joint Venture will support $250-$300 million of acquisitions, subject to market conditions. However, there is no assurance that the Joint Venture will be able to complete acquisitions or otherwise successfully pursue its strategy.

     The Joint Venture is structured as a limited partnership with an affiliate of the Investor serving as the managing general partner having decision-making authority and an affiliate of the Company serving as a general partner having limited authority and responsibility. The limited partnership interests will be owned by affiliates of the Investor, by affiliates of the Company, and by Messrs. Hewitt and Richardson, (collectively, the "Executives"). The Executives will receive aggregate limited partnership interests of 5.25% without any capital contribution and will be subject to a vesting period of up to three years as well as other conditions. The Company will own a minority common percentage interest of the Joint Venture. The decision by the Joint Venture to acquire any hotel property or an interest in any hotel property will require the unanimous approval of all the partners, other than the Executives. Approximately $11.7 million of the Company's affiliate investment in the Joint Venture will be entitled to a 15% per annum preferential return from available cash before the same return is payable on the remaining capital investments by the partners.

     Under the terms of the partnership agreement for the Joint Venture, an affiliate of the Company will manage for ten years all hotel properties acquired, directly or indirectly, by the Joint Venture, except for minority, non-controlling investments by the Joint Venture in hotel properties. The manager will be entitled to a base management fee of 2.5% of hotel gross revenues and an incentive management fee of 10% of net cash flow. An affiliate of the Investor will serve as the asset manager for all Joint Venture properties and will receive an annual fee of 0.75% of the amount of capital invested in the joint venture as of December 31 of every year. The management agreement for each property is subject to termination in certain circumstances, including the sale of the property by the Joint Venture, and provides for a termination fee to the manager in some circumstances.

     The Joint Venture has a seven-year term subject to extension by the Investor. Within two years of a change of control of the Company, the Investor has a right to require the Company to acquire all the partnership interests owned by affiliates of the Investor. The Joint Venture interests are also subject to a buy/sell agreement which may be triggered in certain circumstances by any partner and may result in the non-triggering partners either buying the triggering partner's interest or selling their interests to the triggering partner, provided that the Executives may not be buyers under the buy/sell agreement, without the consent of the other partners.

     The Joint Venture will be accounted for by the Company using the equity method of accounting beginning in the fourth quarter of 2000. Transaction costs incurred in connection with the formation of the Joint Venture will be expensed or capitalized based on the nature of the costs. The Company will also record compensation expense to the extent of the fair value of the Executives interest in the Joint Venture, subject to the Executives' vesting periods.

Senior Credit Facility

     In connection with this transaction with the Investor, the Company is negotiating with Lehman Brothers Inc. ("Lehman") for a $50.0 million senior secured revolving credit facility. The Company and Lehman have executed a commitment letter, pursuant to which Lehman has committed to lend $25.0 million and an affiliate of Lehman has agreed to syndicate an additional $25.0 million on a best efforts basis. The term of the credit facility will be two years with an option to extend for an additional year in certain circumstances, including a reduction of the facility over a period of time. The credit facility will be secured by a pledge of the Company's equity interests (i.e., stock, partnership interests and membership interests) in the Company's major current and future direct and indirect subsidiaries, mortgages on all hotel properties owned directly by the Company or by its wholly-owned subsidiaries and a security interest in the rights of the Company to receive payments under hotel management agreements and hotel leases. The Company is permitted to draw upon the facility for several purposes including to make investments in hotel properties or loans to obtain management contracts, provide letters of credit and to satisfy the Company's general working capital needs. Lehman will receive customary fees under the facility, including a commitment fee of 1.25% of the facility amount, an arrangement fee of $250,000, an administration fee of $75,000 per year and an annual commitment fee that will vary depending upon the level of the facility usage. The Company expects to close on the credit facility in the first quarter of 2001.

Wyndham Redemption

     In connection with the Investor's investments in the Preferred Stock and the Notes, the Company has agreed to cause its principal operating subsidiary, Interstate Hotels, LLC ("IH LLC") to consummate a transaction contemplated by an agreement to redeem from affiliates of Wyndham International, Inc. (collectively with its affiliates, "Wyndham") their aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Interest"). Pursuant to this agreement and contemporaneously with the issuance of the Notes and Preferred Stock, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At any time on or after July 1, 2001, both IH LLC and Wyndham have the right to require that IH LLC redeem the preferred membership interest for approximately $12.7 million to be paid with a combination of cash and promissory notes. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding after the preferred membership interest is redeemed. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433,000. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its current representative on the Company's Board of Directors to resign and relinquished its right to appoint a member to the Company's Board of Directors in the future. In addition, Wyndham granted the Company an option exercisable within 90 days of October 20, 2000, to acquire all of the Company's stock owned by Wyndham at a weighted average trading price per share, as defined. The Company has exercised this option and expects to close the acquisition in the fourth quarter of 2000. Further the Company's Bylaws have been amended to remove the right of the Class B and Class C directors to approve appointments of members to the committees of the Board of Directors.

     The redemption of Wyndham's Interest will be accounted for by the Company during the fourth quarter of 2000 using purchase accounting as prescribed by APB No. 16, "Accounting for Business Combinations." Transaction costs incurred in connection with the Wyndham redemption will be included in the total purchase price. The purchase of the Company's stock owned by Wyndham will be accounted for as a treasury stock transaction.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the leased hotels and one hotel acquired by the Company in November 1999. Lodging revenues increased by $1.2 million, or 2.1%, from $54.9 million in the three months ended September 30, 1999 (the "1999 Three Months") to $56.1 million in the three months ended September 30, 2000 (the "2000 Three Months") and by $7.8 million, or 5.2%, from $149.1 million in the nine months ended September 30, 1999 (the "1999 Nine Months") to $156.9 million in the nine months ended September 30, 2000 (the "2000 Nine Months"). This increase was partially due to incremental revenues of $1.1 million in the 2000 Three Months and $3.2 million in the 2000 Nine Months related to the acquired hotel. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that earned incremental revenues of approximately $1.6 million during the 2000 Three Months and $8.8 million during the 2000 Nine Months. These additional revenues were offset by the loss of 7 hotel operating leases since January 1, 1999, increased competition and general negative trends in the limited-service hotel sector.

     The average daily room rate for the leased hotels increased by 3.6%, from $79.17 during the 1999 Three Months to $82.04 during the 2000 Three Months, and the average occupancy rate increased slightly to 70.7% during the 2000 Three Months from 70.0% during the 1999 Three Months. This resulted in an increase in room revenue per available room of 4.6% to $57.96 during the 2000 Three Months. During the nine-month periods average daily room rate for the leased hotels increased by 4.4%, from $76.73 during the 1999 Nine Months to $80.14 during the 2000 Nine Months, and the average occupancy rate decreased slightly to 67.1% during the 2000 Nine Months from 67.2% during the 1999 Nine Months. This resulted in an increase in room revenue per available room of 4.3% to $53.78 during the 2000 Nine Months. The operating results of the Company's leased hotels were consistent with the current trends within the lodging industry. The increase in the average daily room rate primarily resulted from inflationary rate increases.

     Net management fees decreased by $0.6 million, or 9.0%, from $7.5 million in the 1999 Three Months to $6.9 million in the 2000 Three Months and by $4.0 million, or 15.9%, from $24.9 million in the 1999 Nine Months to $20.9 million in the 2000 Nine Months. This decrease was due to the net loss of 10 management contracts since January 1, 1999, which were primarily hotels whose management was transferred to either Wyndham or Marriott in connection with the Spin-off. Contributing to the net loss of management contracts was the uncertainty surrounding the timing and completion of the Spin-off, which impaired the Company's ability to add new management contracts. Other fees decreased by $0.2 million, or 5.7%, from $3.1 million in the 1999 Three Months to $2.9 million in the 2000 Three Months and by $0.7 million, or 7.8%, from $9.3 million in the 1999 Nine Months to $8.6 million in the 2000 Nine Months. The decrease in other fees related to the reduction in the total number of hotels operated by the Company in 2000 as compared to 1999.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels and one hotel acquired by the Company in November 1999. Lodging expenses increased by $2.2 million, or 7.5%, from $29.1 million in the 1999 Three Months to $31.3 million in the 2000 Three Months and by $6.9 million, or 8.6%, from $80.0 million in the 1999 Nine Months to $86.9 million in the 2000 Nine Months. This increase was partially due to incremental expenses of $0.4 million in the 2000 Three Months and $1.2 million in the 2000 Nine Months related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain and increase revenue levels. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that incurred incremental operating expenses of approximately $0.5 million during the 2000 Three Months and $4.7 million during the 2000 Nine Months. These additional expenses were offset by the loss of 7 hotel operating leases since January 1, 1999. The operating margin of the leased and owned hotels decreased from 46.9% during the 1999 Three Months to 44.1% during the 2000 Three Months and from 46.3% during the 1999 Nine Months to 44.6% during the 2000 Nine Months due primarily to the increased operating costs associated with the leased hotels. The Company expects the increased competition and over-supply of limited-service hotels to continue to affect negatively the future operating margin of the Company's leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses remained constant at $3.8 million during the three-months periods and decreased by $1.1 million, or 9.7%, from $11.4 million in the 1999 Nine Months to $10.3 million in the 2000 Nine Months. During the 2000 Nine Months, the Company incurred an expense for a $0.9 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The corresponding deficiency that was recorded by the Company during the 1999 Nine Months was $2.0 million. General and administrative expenses as a percentage of revenues remained constant at 5.7% during the three-month periods and decreased to 5.5% during the 2000 Nine Months compared to 6.2% during the 1999 Nine Months. This decrease was due to the increase in total revenues and the decrease in general and administrative expenses.

     Payroll and related benefits increased by $0.2 million, or 4.0%, from $4.9 million in the 1999 Three Months to $5.1 million in the 2000 Three Months and by $1.0 million, or 6.7%, from $14.9 million in the 1999 Nine Months to $15.9 million in the 2000 Nine Months. This increase was due to the addition of the Company's Chief Executive Officer and three marketing and development vice-presidents who were hired after the Spin-off. Payroll and related benefits as a percentage of revenues increased to 7.8% during the 2000 Three Months compared to 7.5% during the 1999 Three Months and to 8.5% during the 2000 Nine Months compared to 8.1% during the 1999 Nine Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels, adjusted for increases in the consumer price index. Lease expense decreased by $0.7 million, or 2.9%, from $25.6 million in the 1999 Three Months to $24.9 million in the 2000 Three Months. In the nine-month periods, lease expense decreased by $0.9 million, or 1.2%, from $70.1 million in the 1999 Nine Months to $69.2 million in the 2000 Nine Months. During the 2000 Nine Months, the Company paid additional incentive rent of $0.5 million to Equity Inns in connection with the sale of one of the Company's leased hotels by Equity Inns. The impact on lease expense related to the increase in lodging revenues was offset by a $2.0 million one-time charge that was incurred by the Company in the first quarter of 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns resulting from the Merger.

     Depreciation and amortization decreased by $0.5 million, or 10.3%, from $4.6 million in the 1999 Three Months to $4.1 million in the 2000 Three Months and by $2.0 million, or 13.4%, from $14.7 million in the 1999 Nine Months to $12.7 million in the 2000 Nine Months. In the fourth quarter of 1999, a $16.4 million non-cash impairment loss was incurred related to the Company's leased hotel intangible assets and three leased hotels were sold by Equity Inns, both of which events reduced amortization in 2000.

     The loss on impairment of investment in hotel lease contracts of $12.6 million in 2000 represents a non-cash impairment loss related to the Company's leased hotel intangible assets. As discussed in Note 6 to the consolidated financial statements, the lease agreements for the 75 hotels leased from Equity Inns will be terminated and the Company will enter into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001. This transaction resulted in a permanent impairment of the future profitability of these hotels, based upon the remaining lease and anticipated management contract terms. The Company believes that eliminating the risk of potential operating losses in the future under the leases and replacing them the management fee revenue will positively impact future cash flows and profitability.

     As a result of the changes noted above, an operating loss of $15.9 million was incurred in the 2000 Three Months as compared to an operating loss of $2.5 million in the 1999 Three Months. In the nine-month periods, an operating loss of $21.2 million was incurred in 2000 as compared to an operating loss of $7.8 million in 1999.

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

     Minority interest in 2000 reflects Wyndham's 55% non-controlling interest in IH LLC that it retained after the Spin-off. In addition, in the 2000 Nine Months an additional one-time $0.6 million was distributed to Wyndham. Minority interest in 1999 reflects the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex that was allocated 100% to Wyndham, in addition to Wyndham's 55% non-controlling interest in IH LLC.

     As a result of the changes noted above, a net loss of $4.2 million was incurred in the 2000 Three Months as compared to a net loss of $0.6 million in the 1999 Three Months. In the nine-month periods, a net loss of $5.5 million was incurred in 2000 as compared to a net loss of $2.6 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $36.1 million at September 30, 2000 compared to $22.4 million at December 31, 1999 and current assets exceeded current liabilities by $15.9 million at September 30, 2000.

     The Company's principal source of liquidity during the 2000 Nine Months was cash from operations and proceeds from the issuance of long-term debt. Net cash provided by operating activities was $12.8 million during the 2000 Nine Months compared to $23.0 million during the 1999 Nine Months. The decrease resulted primarily from a decrease in operating income (adjusted for non-cash items) of $2.7 million from 1999 to 2000, and a decrease of $7.5 million in cash provided by changes in assets and liabilities.

     Net cash of $2.8 million was provided by financing activities during the 2000 Nine Months compared to $7.1 million during the 1999 Nine Months. In the first quarter of 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999. These proceeds were offset by a $3.9 million payment to Wyndham in the second quarter of 2000 which represents Wyndham's 55% cash flow distribution from IH LLC for the period from the Spin-off through December 31, 1999.

     Net cash of $1.9 million was used by investing activities during the 2000 Nine Months compared to net cash of $5.2 million provided by investing activities during the 1999 Nine Months. During the 1999 Nine Months, the Company received $13.6 million of proceeds from the sale of equity interests in The Charles Hotel Complex, which were offset by amounts paid in connection with the Merger and Spin-off. The Company's capital expenditure budget for the year ending December 31, 2000 relating to current operations is approximately $150,000 consisting primarily of expenditures for office and telephone equipment.

     In accordance with the terms of IH LLC's limited liability company agreement, the Company is required to distribute 55% of IH LLC's cash flows from operations to Wyndham. The Company's required distribution to Wyndham for the period from the January 1, 2000 through September 30, 2000 totaled $1.6 million. In addition, the agreement requires the Company to allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, cannot be fairly apportioned, IH LLC and the Company will allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services. During the third quarter of 2000, the Company reached an agreement with Wyndham with respect to such allocation of costs and expenses between IH, LLC and the Company. As a result, the Company recorded a one-time $0.6 million charge to minority interest in the second quarter, which represents a settlement of expense allocations for the period from January 1, 2000 through April 30, 2000.

     On August 31, 2000, the Company also reached an agreement with Wyndham providing for the redemption over time of Wyndham's entire 55% interest in IH LLC for approximately $12.7 million. Pursuant to such agreement, on October 20, 2000, IH LLC's limited liability company agreement was amended and restated to provide, among other things, that a) substantially all of Wyndham's interest in IH LLC was converted to a preferred membership interest earning a quarterly yield equal to the yield earned by the Company on certain escrowed funds until the date of redemption of such preferred interest on or after July 1, 2001, and
b) the remainder of Wyndham's interest, comprising a 1.6627% common interest in IH LLC, is entitled to receive its percentage share of cash distributions after payment of the quarterly yield on Wyndham's preferred interest, until the date of redemption of such common interest on or after July 1, 2004.

     The Company intends to pursue future opportunities to manage or lease hotels on behalf of third-party owners, including through its joint venture with the Investor, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the proceeds from the issuance of the Notes and Preferred Stock, together with the credit facility, cash on hand and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

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

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

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

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company has amended its Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and Trust Company, as transfer agent, to ensure that the transactions contemplated by the Securities Purchase Agreement, including the conversion of the Notes and the Preferred Stock into Class A Common Stock, will not result in a distribution of separate rights certificates or the occurrence of a distribution date under the Rights Agreement.

     On October 20, 2000, the Company issued to the Investor 500,000 shares of its Series B Convertible Preferred Stock for $5,000 in a private sale exempt from registration under the Securities Act of 1933, as amended. The Preferred Stock is convertible into Class A Common Stock of the Company at $4.00 per share. For additional details of the terms of the Preferred Stock see Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." See also, including the description of working capital restrictions and limitations on the payment of dividends, the text under the headings "Notes" and "Preferred Stock" in the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 2000 and incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of Interstate Hotels Corporation was held on July 18, 2000. The stockholders of record at the close of business on May 26, 2000 elected one Class A-1 Director to the Company's Board of Directors, with votes cast as follows:

                                                                 VOTES FOR    VOTES WITHHELD
    NOMINEE                                                      ---------    --------------
    J. William Richardson....................................    4,962,277      18,628

     In addition, Wyndham International, Inc. and PAH-Interstate Holdings, Inc., the holders of the Company's Class C Common Stock voted all their respective Class C Shares in favor of the election of Fred J. Kleisner as the sole Class C director. The following directors continued their term as directors: Michael L. Ashner and Benjamin D. Holloway as Class A-2 directors; Thomas F. Hewitt and Phillip H. McNeill, Sr. as Class A-3 directors; and Stephen P. Joyce as Class B director.

     The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants to audit the financial statements of the Company, with votes cast as follows: 4,949,460 votes for, 23,967 votes against and 7,477 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     3.1   Form of Articles Supplementary to the Charter of the Company
           Designating the Series B Convertible Preferred Stock(1)
     3.2 Second Amended and Restated Bylaws of the Company, adopted and effective as of August 31, 2000 and amended as of October 12, 2000
     4.1   Amendment No. 1, effective as of August 31, 2000, to the
           Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and Trust Company(2)
    10.1   Conversion and Redemption Agreement, dated as of August 31,
           2000, by and among Interstate Hotels, LLC, PAH-Interstate
           Holdings, Inc., Wyndham International, Inc., Patriot
           American Hospitality, Inc., Northridge Holdings, Inc. and the Company(2)
    10.2 Securities Purchase Agreement, dated as of August 31, 2000, by and among the Company and CGLH Partners I LP and CGLH
           Partners II LP(1)
    10.3   Amended and Restated Employment Agreement, dated as of
           August 31, 2000, by and between the Company and Kevin P.
           Kilkeary
    10.4   Amended and Restated Employment Agreement, dated as of
           August 31, 2000, by and between the Company and J. William
           Richardson(2)
    10.5   Amended and Restated Employment Agreement, dated as of
           August 31, 2000, by and between the Company and Thomas F.
           Hewitt
    10.6 Stockholders Agreement, dated as of August 31, 2000, by and among Thomas F. Hewitt, J. William Richardson and Kevin P.
           Kilkeary, as stockholders, and CGLH Partners I LP and CGLH
           Partners II LP(2)
    10.7   Form of 8.75% Subordinated Convertible Note due 2007(1)
    10.8   Form of Investor Agreement by and among the Company and CGLH
           Partners I LP and CGLH Partners II LP(1)
    10.9 Form of Registration Rights Agreement by and among the Company and CGLH Partners I LP and CGLH Partners II LP(2)
    10.10  Form of Agreement of Limited Partnership of CGLH-IHC Fund I,
           L.P. by and among CGLH Partners III LP, as managing general partner, Interstate Investment Corporation, as general partner, CGLH Partners IV LP, Interstate Property
           Partnership, L.P., J. William Richardson and Thomas F.
           Hewitt, as limited partners(2)
    27.1   Financial Data Schedule

---------------

     (1) Filed previously as an appendix to the Company's Proxy Statement on
         Schedule 14A for Special Meeting of Stockholders, dated September 15, 2000, and incorporated herein by reference.

     (2) Filed previously as an exhibit to the Company's Current Report on 8-K, dated August 31, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K.

         During the three months ended September 30, 2000, the Company filed a Current Report on Form 8-K, dated August 31, 2000, under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: November 14, 2000                   By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)