Form 10-K
period 2000-12-31
INTERSTATE HOTELS CORP
filed 2001-03-30
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             Name of each exchange
Title of each class                                           on which registered
----------------------------------------------------------  -----------------------
Common Stock, $.01 par value, outstanding as of March 28,   Nasdaq SmallCap Market
2001:
Class A shares...............................    6,309,885
Class B shares...............................      242,555
Class C shares...............................           --
                                                 ---------
  Total......................................    6,552,440
                                                 =========

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this Report.

     There were 5,890,522 shares of the Company's Common Stock outstanding as of March 28, 2001 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the Nasdaq SmallCap Market on March 28, 2001, was approximately $13,807,000.

                            ------------------------

                      DOCUMENT INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders to be held on June 14, 2001, which will be filed on or before April 30, 2001, will be, when so filed, incorporated by reference into Part III of this Report to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      4
Item 4       Submission of Matters to a Vote of Security Holders.........      4

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      5
Item 6       Selected Financial Data.....................................      6
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      9
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     17
Item 8       Financial Statements and Supplementary Data.................     18
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     18

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     19
Item 11      Executive Compensation......................................     19
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     19
Item 13      Certain Relationships and Related Transactions..............     19

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     20

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     Interstate Hotels Corporation (the "Company") is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At December 31, 2000, the Company managed, leased or performed related services for 160 hotels with a total of 31,167 rooms in 38 states in the United States, and in Canada, the Caribbean and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott, that it acquired in 1999. The Company operates these hotels under a variety of major brand names, including AmeriSuites, Best Western, Colony, Comfort Inn, Courtyard by Marriott, Embassy Suites, Fairfield Inn by Marriott, Hampton Inn, Hilton, Holiday Inn, Homewood Suites, Marriott, Radisson, Renaissance, Residence Inn by Marriott, Sheraton and Westin. The Company is the largest independent operator of upscale hotels in the Marriott system, operating 15 hotels with 4,944 rooms bearing the Marriott flag, and manages 23 hotels with 4,286 rooms which are operated under other brands owned by Marriott International, Inc. In addition, the Company is the largest independent manager in the Hampton Inn system, operating 55 hotels with 6,869 rooms bearing the Hampton Inn flag.

     The Company operates its hotels under two separate operating segments -- Interstate, which primarily operates luxury and upscale hotels, and Crossroads, which primarily operates mid-scale, upper economy and budget hotels. For financial information about the Company's operating segments, see Note 23 to the Company's Consolidated Financial Statements and Supplementary Data contained on pages F-25 through F-27 of this Report. All such information is incorporated herein by reference.

     The Company competes for third-party hotel management agreements with international, national, regional and local hotel management and franchise companies. The Company competes with these companies on factors such as relationships with hotel owners and investors, access to capital, financial performance, contract terms, name recognition, marketing support and the willingness to provide funds in connection with new management arrangements.

     The Company, together with its subsidiaries and predecessors, was formed pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc., formerly Patriot American Hospitality, Inc. ("Wyndham"), on June 18, 1999. On June 2, 1998, Interstate Hotels Company (together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). Prior to the Merger, Marriott International, Inc. ("Marriott") filed a lawsuit to stop the closing of the Merger as a result of a dispute over certain franchise agreements between Marriott and Old Interstate. On June 18, 1999, pursuant to a settlement agreement with Marriott, Wyndham transferred to the Company, which was then a newly formed corporation, the third-party hotel management and leasing businesses of Old Interstate and equity interests in The Charles Hotel Complex. Wyndham then spun-off the Company to its shareholders (the "Spin-off"). In connection with the Spin-off, Marriott purchased 4% of the Company's common stock, Wyndham retained 4% of the Company's common stock, and the remaining 92% of the Company's common stock was distributed to Wyndham's shareholders. In addition, Wyndham continued to own a 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company and the successor to the third-party hotel management and leasing businesses conducted by Old Interstate prior to the Merger.

RECENT DEVELOPMENTS

     On October 20, 2000, the Company issued 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million and 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000. Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share. The terms of these securities prevent the Investor or any other holder from converting the securities into Class A Common Stock of the Company if that conversion would result in the holder, their affiliates or any group to which they belong, owning more than 49% of the Company's total common stock outstanding after the conversion.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three members of senior management of the Company. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of the Company's Preferred Stock valued at $2.25 million to these individuals. This Preferred Stock was issued on October 20, 2000 and is subject to vesting restrictions.

     $25.0 million of the proceeds received from the issuance of the Notes and the Preferred Stock will be invested by the Company in a newly formed joint venture (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest an additional $20.0 million of capital to the Joint Venture.

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, IH LLC, to redeem from affiliates of Wyndham their aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Redemption"). In connection with the Wyndham Redemption, IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham, and Wyndham terminated the management agreements with respect to six other hotels owned by Wyndham. Approximately 9% of Wyndham's 55% interest in IH LLC was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At any time on or after July 1, 2001, both IH LLC and Wyndham have the right to require that IH LLC redeem the preferred membership interest for approximately $12.7 million to be paid with a combination of cash and promissory notes. In addition, effective December 1, 2000, the Company purchased all of the Company's common stock owned by Wyndham for approximately $0.6 million.

     Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease agreements for the 75 hotels leased from Equity Inns were terminated effective January 1, 2001, and Equity Inns and the Company simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. The management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005.

     Detailed information on the recent developments set forth above is described in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- 2000 Developments".

     Also during 2000, the Company acquired a 25% non-controlling equity interest in the Houston Astrodome/Medical Center Residence Inn by Marriott in Houston, Texas for $0.8 million; a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for $3.9 million; and a 10% non-controlling equity interest in the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida for $4.4 million.

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in a limited partnership (the "Partnership") that owns seven Marriott-branded hotels and one Hampton Inn hotel, for a total acquisition cost, including closing costs, of approximately $8.3 million. FelCor Lodging Trust Incorporated ("FelCor") owns the other 50% of the Partnership. The eight hotels are:
Fairfield Inn Scottsdale-Downtown, Arizona; Courtyard by Marriott Atlanta-Downtown, Georgia; Fairfield Inn Atlanta-Downtown, Georgia; Fairfield Inn Dallas-Regal Row, Texas; Courtyard by Marriott Houston-Near the Galleria, Texas; Fairfield Inn Houston-Near the Galleria, Texas; Fairfield Inn Houston I-10-East, Texas; and Hampton Inn Houston I-10-East, Texas. The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by the Company since January 1, 2001. The company used cash on hand, as well as a $4.2 million loan from FelCor, to fund the acquisition.

     In addition, the Company has entered into a management agreement to manage one other hotel that is currently scheduled to open in 2002.

     The Company's principal executive offices are located in Pittsburgh, Pennsylvania with regional offices in Orlando, Florida and Scottsdale, Arizona. As of March 28, 2001, the Company and its subsidiaries employed approximately 12,500 persons, of which approximately 1,900 of these employees were represented by a union.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at the hotels it operates. In addition, legal proceedings were or may be commenced against Old Interstate in the ordinary course of its business. To the extent that such legal proceedings relate to operations that are now conducted by the Company, the Company will succeed to any liabilities resulting from such legal proceedings, and under the terms of the Spin-off, the Company is required to indemnify Wyndham with respect thereto, whether arising before or after the Spin-off. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnification from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Old Interstate had similar arrangements prior to the Merger. In addition, in connection with the Spin-off, Wyndham has agreed to indemnify the Company against liabilities relating to, among other things, the assets of Old Interstate that Wyndham retained.

     In January 2001, Columbus Hotels Properties, LLC sought termination of eight hotel management agreements and a master agreement between it and a subsidiary of the Company. In response to this attempt to terminate the agreements, the Company filed a demand for arbitration with the American Arbitration Association. Following the Company's demand for arbitration, Columbus Hotel Properties, LLC and Corporate Capital, LLC commenced an action against Interstate Hotels Company, Crossroads Hospitality Company (sic) and Crossroads Hospitality Management Company, which are subsidiaries of the Company, on March 22, 2001 in the Civil District Court for the Parish of Orleans in the State of Louisiana. The action alleges, among other things, fraudulent misrepresentations inducing the plaintiffs to enter into a master agreement and certain hotel management agreements and to purchase the Company's common stock. In addition, the action alleges gross negligence in defendants' performance under those agreements and breach of the agreements and fiduciary duties to the plaintiffs. The action seeks, among other things, compensatory and consequential damages in such amounts as may be determined by a jury, termination of the agreements and a recission of certain transactions between the parties.

     The Company's management believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of Interstate Hotels Corporation was held on October 16, 2000. The stockholders of record at the close of business on September 12, 2000 approved the issuance of (i) 725,000 shares of Series B Convertible Preferred Stock valued at $7.25 million, (ii) 8.75% Convertible Subordinated Notes in the aggregate amount of $25.0 million and (iii) Class A Common Stock upon conversion thereof, to the Investor and three members of senior management in connection with the transactions described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Developments -- Securities Purchase Agreement". The votes cast were as follows:

VOTES FOR  VOTES AGAINST   ABSTENTIONS
---------  -------------   -----------
3,833,424     422,128        15,584

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

                                                               STOCK PRICE
                                                               -----------
                           PERIOD                             HIGH      LOW
                           ------                             -----    -----
1999:
  June 18, 1999 through June 30, 1999.......................  $5.00    $3.06
  Quarter ended September 30, 1999..........................   5.06     2.88
  Quarter ended December 31, 1999...........................   3.75     2.88
2000:
  Quarter ended March 31, 2000..............................   4.75     2.75
  Quarter ended June 30, 2000...............................   3.75     1.69
  Quarter ended September 30, 2000..........................   3.19     1.94
  Quarter ended December 31, 2000...........................   3.06     1.53
2001:
  First quarter (through March 28, 2001)....................   2.63     1.56

     As of March 28, 2001 there were 1,938 registered stockholders of record of the Company's Class A Common Stock and one registered and beneficial stockholder of the Company's Class B Common Stock. There were no shares of the Company's Class C Common Stock issued and outstanding as of March 28, 2001.

     The Company has not paid any cash dividends on the common stock and does not anticipate that it will do so in the foreseeable future. The Notes issued to the Investor and the terms of the Preferred Stock prohibit the Company from paying, or setting aside sums for the payment of, dividends on the common stock without the consent of a majority of the holders of the Notes and the Preferred Stock. In addition, the terms of the Preferred Stock prohibit the Board of Directors of the Company from declaring any dividend on any of the Company's stock until all dividends owing on the Preferred Stock have been paid in full. The Investor Rights Agreement entered into between the Company and the Investor also requires the approval of the Board of Directors prior to the payment, or setting aside of sums for the payment of, dividends on any shares of the Company's common stock.

     On October 20, 2000, the Company issued to the Investor 500,000 shares of its Preferred Stock for $5.0 million in a private sale exempt from registration under the Securities Act of 1933, as amended. In addition, the Company issued to three members of senior management of the Company an aggregate of 225,000 shares of its Preferred Stock valued at $2.25 million, subject to vesting restrictions. The Preferred Stock is convertible at any time into Class A Common Stock of the Company at $4.00 per share. Detailed information on terms of the Preferred Stock is described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Developments -- Securities Purchase Agreement".

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company, prior to the Merger of Old Interstate into Wyndham, as the predecessor, as of and for the years ended December 31, 1996 and 1997 and for the period from January 1, 1998 to June 1, 1998, and for the Company, subsequent to the Merger of Old Interstate into Wyndham, as the successor, as of December 31, 1998 and for the period from June 2, 1998 to December 31, 1998 and as of and for the years ended December 31, 1999 and 2000. The following table also includes an unaudited column that combines the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998. In addition, selected unaudited pro forma financial data for the year ended December 31, 1999 is presented to include the effects of the Spin-off, the sale of the equity interests in The Charles Hotel Complex and certain other adjustments related to the Spin-off as if all of the transactions had occurred on January 1, 1999. The unaudited pro forma financial data does not purport to present what the actual results of operations of the Company would have been if these transactions had occurred on such date or to project the results of operations of the Company for any future period. The unaudited pro forma financial data does not reflect any transactions or events that have occurred since the Spin-off.

                       SELECTED FINANCIAL AND OTHER DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                  SUCCESSOR
                                                       PREDECESSOR                   SUCCESSOR                    ----------
                                          --------------------------------------   -------------    YEAR ENDED    YEAR ENDED
                                                                                                   DECEMBER 31,   DECEMBER 31,
                                                YEAR ENDED                                         ------------   ----------
                                               DECEMBER 31,         JAN. 1, 1998   JUNE 2, 1998
                                          -----------------------     THROUGH         THROUGH        COMBINED
                                             1996         1997      JUNE 1, 1998   DEC. 31, 1998     1998(1)         1999
                                          ----------   ----------   ------------   -------------   ------------   ----------
                                                                                                   (UNAUDITED)
STATEMENT OF INCOME DATA:
Lodging revenues:
  Rooms.................................  $    9,258   $  158,343     $ 74,265       $108,698       $  182,963    $  183,695
  Other departmental....................         721        9,512        4,504          6,455           10,959        10,693
Net management fees.....................      33,023       39,136       18,018         22,763           40,781        33,275
Other fees..............................      20,710       23,426        9,976         10,478           20,454        12,691
                                          ----------   ----------     --------       --------       ----------    ----------
      Total revenues....................      63,712      230,417      106,763        148,394          255,157       240,354
Lodging expenses:
  Rooms.................................       2,334       36,919       16,115         25,114           41,229        44,237
  Other departmental....................         591        5,487        2,674          3,962            6,636         6,975
  Property costs........................       3,201       43,225       21,045         31,714           52,759        56,258
General and administrative..............      10,369       13,212        6,115          5,822           11,937        14,069
Payroll and related benefits............      17,666       21,892       10,982         10,439           21,421        19,619
Non-cash compensation (2)...............      11,896           --           --             --               --            --
Lease expense...........................       3,477       73,283       34,515         51,165           85,680        89,174
Depreciation and amortization...........       4,385        4,845        2,152         10,659           12,811        20,833
Joint Venture start-up costs (3)........          --           --           --             --               --            --
Loss on impairment of investment
  in hotel lease contracts (4)(5).......          --           --           --             --               --        16,406
                                          ----------   ----------     --------       --------       ----------    ----------
Operating income (loss).................       9,793       31,554       13,165          9,519           22,684       (27,217)
Other income (expense):
  Interest, net.........................         501          498          204            390              594         1,368
  Other, net............................          --          431          474          1,391            1,865         1,516
  Loss on sale of investment
    in hotel real estate (6)............          --           --           --             --               --          (876)
                                          ----------   ----------     --------       --------       ----------    ----------
Income (loss) before income tax expense
  (benefit).............................      10,294       32,483       13,843         11,300           25,143       (25,209)
Income tax expense (benefit)............       4,117       12,986        5,528          4,436            9,964        (5,078)
                                          ----------   ----------     --------       --------       ----------    ----------
Income (loss) before minority
  interest..............................       6,177       19,497        8,315          6,864           15,179       (20,131)
Minority interest.......................          --           18           24            209              233       (12,514)
                                          ----------   ----------     --------       --------       ----------    ----------
Net income (loss).......................       6,177       19,479        8,291          6,655           14,946        (7,617)
Less mandatorily preferred stock:
  Dividends.............................          --           --           --             --               --            --
  Accretion.............................          --           --           --             --               --            --
                                          ----------   ----------     --------       --------       ----------    ----------
Net income (loss) available to common
  stockholders..........................  $    6,177   $   19,479     $  8,291       $  6,655       $   14,946    $   (7,617)
                                          ==========   ==========     ========       ========       ==========    ==========
Net income (loss) available to common
  stockholders per common share:
  Basic.................................
  Diluted...............................
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...............  $   11,168   $    2,432                    $  1,652       $    1,652    $   22,440
Total assets............................      88,204      118,185                     161,157          161,157       142,459
Long-term debt..........................         541          370                          --               --            --
Manditorily redeemable preferred
  stock.................................          --           --                          --               --            --
Total equity............................      56,886       80,730                      92,607           92,607        60,006
OTHER FINANCIAL DATA:
EBITDA (unaudited) (7)..................  $   14,178   $   36,812     $ 15,767       $ 21,360       $   37,127    $    7,771
Net cash provided by operating
  activities:...........................      15,331       12,517       18,359          9,593           27,952        23,793
Net cash (used in) provided by investing
  activities:...........................      (4,338)     (35,707)       2,674        (27,707)         (25,033)      (10,121)
Net cash (used in) provided by financing
  activities............................     (13,860)      14,454      (19,298)        15,599           (3,699)        7,116
TOTAL HOTEL DATA (UNAUDITED): (8)
Total hotel revenues....................  $1,327,000   $1,601,000                                   $1,490,000    $1,202,000
Number of hotels (9)....................         212          223                                          176           158
Number of rooms (9).....................      43,178       45,329                                       35,214        29,379

                                                        SUCCESSOR
                                                        ----------
                                               YEAR ENDED
                                              DECEMBER 31,
                                          ------------------------

                                           PRO FORMA
                                             1999          2000
                                          -----------   ----------
                                          (UNAUDITED)
STATEMENT OF INCOME DATA:
Lodging revenues:
  Rooms.................................  $  183,695    $  191,811
  Other departmental....................      10,693        11,661
Net management fees.....................      28,967        29,481
Other fees..............................      12,034        13,159
                                          ----------    ----------
      Total revenues....................     235,389       246,112
Lodging expenses:
  Rooms.................................      44,237        47,014
  Other departmental....................       6,975         7,238
  Property costs........................      56,258        61,767
General and administrative..............      14,513        14,894
Payroll and related benefits............      20,069        22,704
Non-cash compensation (2)...............          --            --
Lease expense...........................      87,174        88,594
Depreciation and amortization...........      20,833        16,091
Joint Venture start-up costs (3)........          --         2,096
Loss on impairment of investment
  in hotel lease contracts (4)(5).......      16,406        12,550
                                          ----------    ----------
Operating income (loss).................     (31,076)      (26,836)
Other income (expense):
  Interest, net.........................       1,630         1,777
  Other, net............................          (9)         (498)
  Loss on sale of investment
    in hotel real estate (6)............          --            --
                                          ----------    ----------
Income (loss) before income tax expense
  (benefit).............................     (29,455)      (25,557)
Income tax expense (benefit)............      (5,203)       (5,935)
                                          ----------    ----------
Income (loss) before minority
  interest..............................     (24,252)      (19,622)
Minority interest.......................     (16,447)      (10,719)
                                          ----------    ----------
Net income (loss).......................      (7,805)       (8,903)
Less mandatorily preferred stock:
  Dividends.............................          --           127
  Accretion.............................          --            12
                                          ----------    ----------
Net income (loss) available to common
  stockholders..........................  $   (7,805)   $   (9,042)
                                          ==========    ==========
Net income (loss) available to common
  stockholders per common share:
  Basic.................................  $    (1.22)   $    (1.40)
  Diluted...............................  $    (1.22)   $    (1.40)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...............                $   51,327
Total assets............................                   143,973
Long-term debt..........................                    45,163
Manditorily redeemable preferred
  stock.................................                     4,708
Total equity............................                    51,858
OTHER FINANCIAL DATA:
EBITDA (unaudited) (7)..................  $    2,515    $   (1,858)
Net cash provided by operating
  activities:...........................                    10,080
Net cash (used in) provided by investing
  activities:...........................                   (11,378)
Net cash (used in) provided by financing
  activities............................                    30,185
TOTAL HOTEL DATA (UNAUDITED): (8)
Total hotel revenues....................  $1,018,000    $1,176,000
Number of hotels (9)....................         158           160
Number of rooms (9).....................      29,379        31,167

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

(3) Represents Joint Venture start-up costs of $2.1 million, net of a $0.8 million reimbursement from the Joint Venture, which include the legal, investment banking and other costs incurred by the Company in connection with the start-up of the Joint Venture.

(4) For 1999, the amount represents a non-cash impairment charge on the Company's leased hotel intangible assets resulting from a permanent impairment of the future profitability of 42 of the Company's leased hotels, which experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs caused by a significant over-supply of mid-scale, upper economy and budget hotels in certain markets.

(5) For 2000, the amount represents a non-cash impairment charge on the non-monetary exchange of the Company's hotel lease agreements for management agreements. The lease agreements for the 75 hotels leased from Equity Inns were terminated and the Company entered into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001.

(6) Represents a loss resulting from the sale of the Company's equity interests in The Charles Hotel Complex on June 18, 1999, which was allocated 100% to Wyndham through minority interest.

(7) EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, mandatorily redeemable preferred stock dividends and accretion and the loss on impairment of investment in hotel lease agreements. The 1999 pro forma EBITDA was calculated based on the Company's 45% share of EBITDA from IH LLC for the full year. Historical 1999 EBITDA was calculated based on the Company's 45% share of EBITDA from IH LLC for the period from June 18, 1999 to December 31, 1999. Historical 2000 EBITDA was calculated based on the Company's 45% share of EBITDA from IH LLC for the period from January 1, 2000 to October 31, 2000. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA, as calculated by the Company, may not be consistent with computations of EBITDA by other companies. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under generally accepted accounting principles for purposes of evaluating the Company's results of operations.

(8) Represents all hotels, including the leased hotels, for which the Company provides management or related services.

(9) As of the end of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, the words or phrases "will likely result," "are expected to," "will continue," "anticipates," "believes," "intends," "estimates," "projects," "expects" or similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

     Forward-looking statements are not guarantees of future performance. They are subject to the Company:

     - reversing the current negative trend in its business and financial results;

     - successfully implementing its business strategy; and

     - limiting the costs and realizing the expected benefits of that strategy.

     The Company's forward-looking statements are based on trends that the Company's management anticipates in the lodging industry and the effect on those trends of such factors as industry capacity, the seasonal nature of the lodging industry, product demand and pricing.

2000 DEVELOPMENTS

Securities Purchase Agreement

     On October 20, 2000, the Company issued 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million and 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues cumulative dividends payable quarterly in cash at 8.75% per annum, with up to 25% of the dividends payable in kind (at the option of the Company). The Preferred Stock must be mandatorily redeemed by the Company no later than October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at a rate of 8.75% per annum, with up to 25% of the interest payable in kind (at the option of the Company). Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share. Initially, these securities are convertible into an aggregate of 7,500,000 shares of Class A Common Stock, however, no holder of either the Notes or the Preferred Stock may convert these securities if that conversion would cause the holder and its affiliates or any group of which any of them is a member to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

     The Notes and Preferred Stock were recorded at fair value of $25.0 million and $5.0 million, respectively, in the fourth quarter of 2000. Transaction costs of approximately $2.1 million incurred in connection with the Notes have been deferred and will be amortized over the next seven years. Costs incurred in connection with the issuance of the Preferred Stock of approximately $0.4 million were allocated to the fair value of the Preferred Stock at issuance. The Preferred Stock is being accreted to redemption value over the next seven years.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company also entered into amended and restated employment agreements with each of Thomas F. Hewitt, J. William Richardson and Kevin P. Kilkeary, members of senior management of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2.25 million to these individuals and the immediate vesting of restricted stock awards for Messrs. Hewitt and Richardson that were issued under their previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the

Company under their previous employment agreements. These shares were issued on October 20, 2000 and are convertible, subject to vesting restrictions, into an aggregate of 562,500 shares of Class A Common Stock and are redeemable, as discussed above, for $10 per share.

     The issuance of the Preferred Stock was recorded as deferred compensation at fair value and will be amortized as compensation expense over the three-year vesting period. Compensation expense recorded in the fourth quarter of 2000 related to this issuance was $0.1 million. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of approximately $0.9 million in 2000. Other costs of approximately $0.2 million incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

     The terms of the Notes and Preferred Stock contain various voting rights of the Investor and covenants by the Company with respect to the operation of the business of the Company on an ongoing basis.

     In connection with the issuance of the Notes and Preferred Stock, the Company and the Investor entered into an Investor Agreement providing for certain restrictions on, and rights of, the Investor with respect to the Company, including a standstill agreement, restrictions on transfer of the Preferred Stock and Notes (and common stock into which they are convertible) and rights to designate five out of 11 of the members of the Board of Directors of the Company.

Joint Venture Commitment

     $25.0 million of the proceeds received from the issuance of the Notes and the Preferred Stock will be invested by the Company in a newly formed joint venture (the "Joint Venture") with the Investor for the acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest $20.0 million of additional capital to the Joint Venture.

     The Joint Venture is structured as a limited partnership with an affiliate of the Investor serving as the managing general partner having decision-making authority and an affiliate of the Company serving as a general partner having limited authority and responsibility. The limited partnership interests are owned by affiliates of the Investor, by affiliates of the Company, and by Messrs. Hewitt and Richardson, (collectively, the "Executives"). The Executives received aggregate limited partnership interests of 5.25% without any capital contribution and are subject to a vesting period of up to three years as well as other conditions. The Company owns a minority common percentage interest of the Joint Venture. A decision by the Joint Venture to acquire any hotel property or an interest in any hotel property requires the unanimous approval of all the partners, other than the Executives. Approximately $11.7 million of the Company's affiliate investment in the Joint Venture is entitled to a 15% per annum preferential return from available cash before the same return is payable on the remaining capital investments by the partners.

     Under the terms of the partnership agreement for the Joint Venture, an affiliate of the Company will manage for ten years all hotel properties acquired, directly or indirectly, by the Joint Venture, except for minority, non-controlling investments in hotel properties by the Joint Venture. The manager will be entitled to a base management fee of 2.5% of hotel gross revenues and an incentive management fee of 10% of net cash flow. An affiliate of the Investor will serve as the asset manager for all Joint Venture properties and will receive an annual fee of 0.75% of the amount of capital invested in the Joint Venture as of December 31 of every year. The management agreement for each property is subject to termination in certain circumstances, including the sale of the property by the Joint Venture, and provides for a termination fee to the manager in some circumstances.

     The Joint Venture has a seven-year term subject to extension by the Investor. Within two years of a change of control of the Company, the Investor has a right to require the Company to acquire all of the partnership interests owned by affiliates of the Investor. The Joint Venture interests are also subject to a buy/sell agreement which may be triggered in certain circumstances by any partner and may result in the non-triggering partners either buying the triggering partner's interest or selling their interests to the triggering partner, provided that the Executives may not be buyers under the buy/sell agreement, without the consent of the other partners.

     As of December 31, 2000, the Company has not invested any of the proceeds from the Notes or Preferred Stock in the Joint Venture. The Joint Venture will be accounted for by the Company using the equity method of accounting. Transaction costs of approximately $2.1 million incurred in connection with the start-up of the Joint Venture, net of a $0.8 million reimbursement from the Joint Venture, were expensed by the Company in the fourth quarter of 2000. The Company recorded an equity loss from the Joint Venture of $0.3 million in the fourth quarter of 2000. The Company will also record compensation expense to the extent of the fair value of the Executives' interest in the Joint Venture, subject to the Executives' vesting periods.

Senior Credit Facility

     In connection with this transaction with the Investor, the Company is negotiating with Lehman Brothers Inc. ("Lehman") for a $50.0 million senior secured revolving credit facility. The Company and Lehman have executed a commitment letter, pursuant to which Lehman has committed to lend $25.0 million and an affiliate of Lehman has agreed to syndicate an additional $25.0 million on a best efforts basis. The term of the credit facility will be two years with an option to extend for an additional year in certain circumstances, including a reduction of the facility over a period of time. The credit facility will be secured by a pledge of the Company's equity interests (i.e., stock, partnership interests and membership interests) in certain of the Company's major current and all of its future direct and indirect subsidiaries, mortgages on hotel properties owned directly by the Company or by its wholly-owned subsidiaries (with certain exceptions) and a security interest in the rights of the Company to receive payments under certain of its hotel management agreements and hotel leases. The Company is permitted to draw upon the facility for several purposes including to make investments in hotel properties or loans to obtain management contracts, provide letters of credit and to satisfy the Company's general working capital needs. Lehman will receive customary fees under the facility, including a commitment fee of 1.25% of the facility amount, an arrangement fee of $250,000, an administration fee of $75,000 per year and an annual commitment fee that will vary depending upon the level of the facility usage. The Company expects to close on the credit facility in the second quarter of 2001.

Wyndham Redemption

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, IH LLC, to redeem from affiliates of Wyndham substantially all of their aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Redemption"). The total purchase price was $13.1 million, which included $0.4 million of transaction costs. Pursuant to this agreement, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham, and Wyndham terminated the management agreements for six other Wyndham-owned hotels in January 2001. Approximately 9% of Wyndham's 55% interest in IH LLC was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At December 31, 2000, the Company had included in long-term debt a total of $12.7 million related to the redemption of the preferred membership interest that either party may require to be redeemed by IH LLC at any time on or after July 1, 2001 (the "Wyndham Redemption Notes"). The Company is required to maintain $7.5 million in cash in an escrow account through June 30, 2001 to satisfy the Wyndham Redemption Notes. Wyndham's remaining 1.6627% interest in IH LLC that was not converted into a preferred membership interest or redeemed will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem this remaining common interest at an amount that is the lesser of
(a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and
(ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $0.4 million.

     In addition, Wyndham granted the Company an option exercisable within 90 days of October 20, 2000, to acquire all of the Company's common stock owned by Wyndham at a weighted average trading price per share, as defined. The Company exercised this option and purchased the stock effective December 1, 2000 for $0.6 million. The Company accounted for the purchase as treasury stock, which was subsequently cancelled.

     As additional consideration for the redemption and conversion of Wyndham's 55% interest in IH LLC, Wyndham caused its representative on the Company's Board of Directors to resign and relinquished its right to appoint a member to the Company's Board of Directors in the future. Further, the Company's Bylaws have been amended to remove the right of the Class B and Class C directors to approve appointments of members to the committees of the Board of Directors.

     The Wyndham Redemption was accounted for by the Company in the fourth quarter of 2000 using the purchase method of accounting. Transaction costs of approximately $0.4 million incurred in connection with the Wyndham Redemption were included in the total purchase price of $13.1 million.

Equity Inns Conversion

     On July 21, 2000, the Company executed a binding Memorandum of Understanding (the "Memorandum") with Equity Inns, Inc. ("Equity Inns") with respect to the hotel lease agreements between the Company and Equity Inns, which was superseded by a Master Lease Termination Agreement dated September 12, 2000 (the "Termination Agreement"). Pursuant to the Termination Agreement, all of the lease agreements for the 75 hotels leased from Equity Inns were terminated effective January 1, 2001, and Equity Inns and the Company simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. The management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005. As a result, effective January 1, 2001, the revenues and expenses and the working capital of these hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. The Company also continues to manage, under a new management agreement, one additional hotel it manages for, but did not lease, from Equity Inns in 2000. Concurrently with the Company's decision to enter into the Memorandum, the Company recorded a non-cash impairment loss of $12.6 million in the third quarter of 2000 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment.

HISTORICAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO HISTORICAL YEAR ENDED DECEMBER 31, 1999

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the leased hotels and one hotel acquired by the Company in November 1999. Lodging revenues increased by $9.1 million, or 4.7%, from $194.4 million in 1999 to $203.5 million in 2000. This increase was partially due to incremental revenues of $3.6 million in 2000 related to the acquired hotel. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that earned incremental revenues of approximately $9.3 million during 2000. These additional revenues were offset by the loss of 7 hotel operating leases since January 1, 1999. As a result of the Equity Inns Conversion effective January 1, 2001, lodging revenues related to the leased hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. Therefore, lodging revenues earned in 2001 will be substantially reduced.

     The average daily room rate for the leased hotels increased by 4.2%, from $76.76 during 1999 to $79.99 during 2000, and the average occupancy rate increased slightly to 65.5% during 2000 from 65.0% during 1999. This resulted in an increase in room revenue per available room of 4.9% to $52.38 during 2000. The operating results of the Company's leased hotels were consistent with the current trends within the lodging industry. The increase in the average daily room rate primarily resulted from inflationary rate increases.

     Net management fees decreased by $3.8 million, or 11.4%, from $33.3 million in 1999 to $29.5 million in 2000. This decrease was due to the net loss of 16 management contracts since January 1, 1999, which included 20 hotels whose management was transferred to either Wyndham or Marriott in connection with the Spin-off. These hotels earned $5.3 million of management fees during 1999. This loss was offset by a $1.0 million increase in management fees earned by the Company's three properties managed in Moscow, Russia in 2000 as compared to 1999. Other fees increased by $0.5 million, or 3.7%, from $12.7 million in 1999 to $13.2 million in 2000. This increase was primarily due to a $1.1 million increase in insurance revenues, which was offset by a decrease in other fees resulting from the reduction in the total number of hotels operated by the Company in 2000 as compared to 1999.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the leased hotels and one hotel acquired by the Company in November 1999. Lodging expenses increased by $8.5 million, or 8.0%, from $107.5 million in 1999 to $116.0 million in 2000. This increase was partially due to incremental expenses of $2.1 million in 2000 related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain and increase revenue levels. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that incurred incremental operating expenses of approximately $8.9 million during 2000. These additional expenses were offset by the loss of 7 hotel operating leases since January 1, 1999. The operating margin of the leased and owned hotels decreased from 44.7% during 1999 to 43.0% during 2000 due primarily to the increased operating costs associated with the leased hotels. As a result of the Equity Inns Conversion effective January 1, 2001, lodging expenses related to the leased hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. Therefore, lodging expenses incurred in 2001 will be substantially reduced.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses increased by $0.8 million, or 5.9%, from $14.1 million in 1999 to $14.9 million in 2000. During 2000, the Company incurred legal and accounting expenses of approximately $0.4 million in connection with the Equity Inns Conversion and other related transactions contemplated under the Securities Purchase Agreement, and recorded approximately $1.0 million of reserves for uncollectible receivables. In addition, the Company incurred an expense of $1.4 million during 2000, compared to $2.0 million during 1999, for a deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. General and administrative expenses as a percentage of revenues increased to 6.1% during 2000 compared to 5.9% during 1999.

     Payroll and related benefits increased by $3.1 million, or 15.7%, from $19.6 million in 1999 to $22.7 million in 2000. During 2000, the Company recorded incremental compensation charges of $0.7 million related to restricted stock for two executives that became fully vested in accordance with amended employment agreements resulting from transactions contemplated under the Securities Purchase Agreement. In addition, the increase in payroll and related benefits was partially due to the addition of the Company's Chief Executive Officer and three marketing and development vice-presidents who were hired after the Spin-off. Payroll and related benefits as a percentage of revenues increased to 9.2% during 2000 compared to 8.2% during 1999.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels, adjusted for increases in the consumer price index. Lease expense decreased by $0.6 million, or 0.7%, from $89.2 million in 1999 to $88.6 million in 2000. During 2000, the Company paid additional incentive rent of $0.5 million to Equity Inns in connection with the sale of one of the Company's leased hotels by Equity Inns. In addition, the impact on lease expense related to the increase in lodging revenues during 2000 was offset by a $2.0 million one-time charge that was incurred by the Company in 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns resulting from the Merger. As a result of the Equity Inns Conversion effective January 1, 2001, the Company will no longer incur lease expense related to the leased hotels in 2001.

     Depreciation and amortization decreased by $4.7 million, or 22.8%, from $20.8 million in 1999 to $16.1 million in 2000. In the fourth quarter of 1999 and the third quarter of 2000, the Company incurred non-cash impairment losses related to the Company's leased hotel intangible assets in the amounts of $16.4 million and $12.6 million, respectively. These losses reduced the Company's investment in lease agreements that resulted in decreased amortization by $4.2 million in 2000. In addition, the Company accounted for the Wyndham Redemption using the purchase method of accounting, which resulted in a reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements of $14.1 million. As a result, amortization decreased by $0.9 million in the fourth quarter of 2000. The Company expects depreciation and amortization to be further reduced in 2001 by the full year effect of the transactions set forth above.

     Joint Venture start-up costs of $2.1 million in 2000, net of a $0.8 million reimbursement from the Joint Venture, include the legal, investment banking and other costs incurred by the Company in connection with the start-up of the Joint Venture.

     The impairment loss of $12.6 million in 2000 represents a non-cash impairment charge on the non-monetary exchange of the Company's hotel lease agreements for management agreements. As discussed above under the caption "Equity Inns Conversion", the lease agreements for the 75 hotels leased from Equity Inns were terminated and the Company entered into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001. The Company believes that eliminating the risk of potential operating losses in the future under the leases and replacing them with management fee revenue will positively impact future cash flows and profitability.

     As a result of the changes noted above, an operating loss of $26.8 million was incurred in 2000 as compared to an operating loss of $27.2 million in 1999.

     Other income in 1999 consisted primarily of equity in earnings from The Charles Hotel Complex, which was sold on June 18, 1999. In 2000, the Company recorded $0.2 million in equity losses related to three non-controlling equity investments that the Company acquired during 2000.

     Loss on sale of investment in hotel real estate in 1999 resulted from the sale of the Company's equity interests in The Charles Hotel Complex.

     Income tax benefit for both 1999 and 2000 was computed based on an effective tax rate of 40% after reduction of minority interest, except for the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex in 1999, which was allocated 100% to Wyndham.

     Minority interest in 2000 reflects Wyndham's 55% non-controlling interest in IH LLC through October 31, 2000, and Wyndham's 1.6627% interest thereafter. In addition, an additional one-time $0.6 million was charged to minority interest and distributed to Wyndham during 2000. Minority interest in 1999 reflects the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex that was allocated 100% to Wyndham, in addition to Wyndham's 55% non-controlling interest in IH LLC that it retained after the Spin-off. The Company expects that allocations to minority interests will substantially decrease in 2001 as a result of the Wyndham Redemption.

     As a result of the changes noted above, a net loss of $8.9 million was incurred in 2000 as compared to a net loss of $7.6 million in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $51.3 million at December 31, 2000 compared to $22.4 million at December 31, 1999 and current assets exceeded current liabilities by $24.0 million at December 31, 2000. At December 31, 2000, the Company's cash and cash equivalents includes $7.6 million of escrowed funds that are payable to Wyndham in July 2001 in connection with the Wyndham Redemption. In addition, the Company has committed to invest $25.0 million of its cash and cash equivalents into the Joint Venture with the Investor.

     The Company's principal source of liquidity during 2000 was cash from operations and proceeds received from the issuance of the Notes and the Preferred Stock and from the issuance of long-term debt. Net cash provided by operating activities was $10.1 million during 2000 compared to $23.8 million during 1999. The decrease resulted primarily from a decrease in operating income (adjusted for non-cash items) of $7.4 million from 1999 to 2000, and a decrease of $6.3 million in cash provided by changes in assets and liabilities.

     Net cash of $30.2 million was provided by financing activities during 2000 compared to $7.1 million during 1999. In the first quarter of 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999. The mortgage note is payable in monthly installments through February 2002. In addition, the Company received proceeds from the issuance of the Notes and the Preferred Stock in the amounts of $25.0 million and $5.0 million, respectively, net of financing fees and issuance costs paid of $2.7 million. The Notes and Preferred Stock are convertible at any time to Class A Common Stock. The Notes mature in October 2007 and the Preferred Stock must be mandatorily redeemed no later than October 2007. These proceeds were offset by a $3.9 million payment to Wyndham in the second quarter of 2000 which represents Wyndham's 55% cash flow distribution from IH LLC for the period from the Spin-off through December 31, 1999.

     Net cash of $11.4 million was used by investing activities during 2000 compared to $10.1 million during 1999. During 2000, the Company invested $9.0 million for minority equity investments in three hotels. During 1999, the Company received $13.6 million of proceeds from the sale of equity interests in The Charles Hotel Complex. This amount was offset by the Company's acquisition of one hotel for a total acquisition cost, including closing costs, of $13.0 million and $8.9 million of amounts paid in connection with the Merger and Spin-off. The Company's capital expenditure budget for the year ending December 31, 2001 is approximately $0.2 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million of the total proceeds received from the issuance of the Notes and the Preferred Stock into the Joint Venture with the Investor. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions.

     In accordance with the terms of IH LLC's limited liability company agreement, and prior to the execution of the Wyndham Redemption, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham. The Company's required distribution to Wyndham for the period from the January 1, 2000 through October 31, 2000 totaled $2.5 million and is expected to be paid in the second quarter of 2001. In addition, the agreement required the Company to allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, could not be fairly apportioned, IH LLC and the Company were required to allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services. During 2000, the Company reached an agreement with Wyndham with respect to such allocation of costs and expenses between IH LLC and the Company. As a result, the Company recorded a one-time $0.6 million charge to minority interest in the second quarter, which represents a settlement of expense allocations for the period from January 1, 2000 through April 30, 2000.

     On August 31, 2000, the Company reached an agreement with Wyndham providing for the redemption over time of Wyndham's entire 55% interest in IH LLC for approximately $12.7 million. Pursuant to such agreement, on October 20, 2000, IH LLC's limited liability company agreement was amended and restated to provide, among other things, that a) a portion of Wyndham's interest was redeemed, b) substantially all of Wyndham's remaining interest in IH LLC was converted to a preferred membership interest earning a quarterly yield equal to the yield earned by the Company on certain escrowed funds until the date of redemption of such preferred interest on or after July 1, 2001, and c) the remainder of Wyndham's interest, comprising a 1.6627% common interest in IH LLC, is entitled to receive its percentage share of cash distributions after payment of the quarterly yield on Wyndham's preferred interest, until the date of redemption of such common interest on or after July 1, 2004.

     The Company intends to pursue future opportunities to manage hotels on behalf of third-party owners, including through the Joint Venture, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the proceeds from the issuance of the Notes and the Preferred Stock, together with the planned credit facility with Lehman, cash on hand and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in a limited partnership (the "Partnership") that owns seven Marriott-branded hotels and one Hampton Inn hotel, for a total acquisition cost, including closing costs, of approximately $8.3 million. FelCor Lodging Trust Incorporated ("FelCor") owns the other 50% of the Partnership. The eight hotels are:
Fairfield Inn Scottsdale-Downtown, Arizona; Courtyard by Marriott Atlanta-Downtown, Georgia; Fairfield Inn Atlanta-Downtown, Georgia; Fairfield Inn Dallas-Regal Row, Texas; Courtyard by Marriott Houston-Near the Galleria, Texas; Fairfield Inn Houston-Near the Galleria, Texas; Fairfield Inn Houston I-10-East, Texas; and Hampton Inn Houston I-10-East, Texas. The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by the Company since January 1, 2001. The Company used cash on hand, as well as a $4.2 million loan from FelCor, to fund the acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures required by this item and by Rule 305 of SEC Regulation S-K are not material to the Company at this time. The Company does not have any foreign currency or commodities contracts. Interest rates governing the majority of the Company's debt are fixed and therefore not subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed below:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    F-2
Consolidated Statements of Operations for the period from
  January 1, 1998 to June 1, 1998, for the period from June
  2, 1998 to December 31, 1998 and for the years ended
  December 31, 1999 and 2000................................    F-3
Consolidated Statements of Stockholders' Equity for the
  period from January 1, 1998 to June 1, 1998, for the
  period from June 2, 1998 to December 31, 1998 and for the
  years ended December 31, 1999 and 2000....................    F-4
Consolidated Statements of Cash Flows for the period from
  January 1, 1998 to June 1, 1998, for the period from June
  2, 1998 to December 31, 1998 and for the years ended
  December 31, 1999 and 2000................................    F-5
Notes to Consolidated Financial Statements..................    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors--Nominees for Election of Directors" and "--Executive Officers Who Are Not Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on June 14, 2001 (the "Proxy Statement") and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Election of Directors--Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Election of Directors--Beneficial Ownership of Common Stock" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Election of Directors--Certain Relationships and Related Transactions" in the Proxy Statement and incorporated herein by reference.

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

        3. Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1         Distribution Agreement, dated as of June 18, 1999, by and
              among Patriot American Hospitality, Inc., Wyndham
              International, Inc., the Company and Interstate Hotels,
              LLC(1)
  3.1         Articles of Amendment and Restatement of the Company(1)
  3.2         Articles Supplementary Classifying and Designating Series A
              Junior A Participating Cumulative Preferred Stock(2)
  3.3         Form of Articles Supplementary to the Charter of the Company
              Designating the Series B Convertible Preferred Stock(3)
  3.4         Articles Supplementary to the Charter of the Company
              amending authorized number of shares of stock
  3.5         Second Amended and Restated Bylaws of the Company, adopted and effective as of August 31, 2000 and amended as of
              October 12, 2000(4)
  4.1         Shareholder Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and
              Trust Company, as Rights Agent(2)
  4.2         Amendment No. 1, effective as of August 31, 2000, to the
              Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and Trust Company(5)
  10.1        Form of Limited Liability Company Agreement of IHC II,
              LLC(6)
  10.2        Amended and Restated Limited Liability Company Agreement,
              dated as of June 18, 1999, of Interstate Hotels, LLC(1)
  10.3        Voting Agreement, dated as of June 18, 1999, by and among
              the Company and the identified stockholders of the
              Company(1)
  10.4        Form of Owner Agreement among Patriot American Hospitality
              Partnership, L.P., Wyndham International Operating
              Partnership, L.P., IHC II, LLC and Marriott International,
              Inc./Marriott Hotel Services, Inc.(6)
  10.5        Form of Lease Agreement(6)
  10.6        Form of Management Agreement among Wyndham International
              Operating Partnership, L.P. and IHC II, LLC(6)
  10.7        Form of Submanagement Agreement among Marriott
              International, Inc./Marriott Hotel Services, Inc. and IHC
              II, LLC(6)
  10.8        Form of Interstate Hotels Corporation Guaranty(6)
  10.9        Settlement Agreement, dated as of May 27, 1998, by and among
              Marriott International, Inc., the Company, Interstate Hotels
              Company, Patriot American Hospitality, Inc. and Wyndham
              International, Inc.(6)
  10.10       First Amendment to Settlement Agreement dated as of August
              26, 1998(6)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.11       Second Amendment to Settlement Agreement dated as of October
              29, 1998(6)
  10.12       Third Amendment to Settlement Agreement dated as of January
              6, 1999(6)
  10.13       Fourth Amendment to Settlement Agreement dated as of March
              11, 1999(6)
  10.14       Fifth Amendment to Settlement Agreement dated as of April
              23, 1999(6)
  10.15       Sixth Amendment to Settlement Agreement dated as of May 14,
              1999(6)
  10.16       Employment Agreement, dated as of December 1, 1998, by and between Interstate Hotels Management, Inc. and Henry L.
              Ciaffone(6)
  10.17       Employment Agreement, dated as of June 2, 1998, by and
              between Interstate Hotels Management, Inc. and Charles R.
              Tomb, as amended(6)
  10.18       Interstate Hotels Corporation 1999 Equity Incentive Plan(1)
  10.18.1     Form of Standard Stock Option Agreement(1)
  10.18.2     Form of Stock Option Agreement for certain employees with
              employment agreements(1)
  10.19       Interstate Hotels Corporation Employee Stock Purchase
              Plan(1)
  10.20       Asset Purchase Agreement, dated as of May 7, 1999, by and
              among IHC/Chaz Corporation, PAH-Management Corporation and
              F&H Realty, LLC(7)
  10.21       Instrument of Assignment and Assumption, dated as of June
              18, 1999, by and among IHC/Chaz Corporation and
              PAH-Management Corporation in favor of Interstate Hotels,
              LLC(7)
  10.22       Instrument of Assignment and Assumption, dated as of June
              18, 1999, by and among F&H Realty, LLC in favor of F&H GP
              Corporation(7)
  10.23       Certificate and Agreement, dated as of November 1, 1999, by and among Syracuse Office Associates, L.P.
              Syracuse/Pittsburgh Hotel Holdings, L.L.C., Interstate
              Property Partnership, L.P. and the Company(8)
  10.24       Assignment and Assumption of Membership Interest, effective as of November 1, 1999, by and among Syracuse Office
              Associates, L.P. and Interstate Property Partnership,
              L.P.(8)
  10.25       Loan Agreement by and between Interstate Pittsburgh Hotel
              Holdings, L.L.C. and PNC Bank, National Association, dated as of February 14, 2000(9)
  10.25.1     First Amendment to Loan Agreement by and between Interstate
              Pittsburgh Hotel Holdings, L.L.C. and PNC Bank, National
              Association, dated as of December 15, 2000
  10.26       Open-End Mortgage and Security Agreement by Interstate
              Pittsburgh Hotel Holdings, L.L.C. in favor of PNC Bank,
              National Association, dated as of February 14, 2000(9)
  10.27       Agreement of Guaranty by Suretyship by the Company dated as of February 14, 2000(9)
  10.27.1     First Amendment to and Confirmation of Agreement of Guaranty
              and Suretyship by and between Interstate Hotels Corporation and PNC Bank, National Association, dated as of December 15,
              2000
  10.28       Conversion and Redemption Agreement, dated as of August 31,
              2000, by and among Interstate Hotels, LLC, PAH-Interstate
              Holdings, Inc., Wyndham International, Inc., Patriot
              American Hospitality, Inc., Northridge Holdings, Inc. and
              the Company(5)
  10.29       Securities Purchase Agreement, dated as of August 31, 2000, by and among the Company and CGLH Partners I LP and CGLH
              Partners II LP(3)
  10.30       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and Kevin P.
              Kilkeary(4)
  10.31       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and J. William
              Richardson(5)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.32       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and Thomas F.
              Hewitt(4)
  10.33       Stockholders Agreement, dated as of August 31, 2000, by and among Thomas F. Hewitt, J. William Richardson and Kevin P.
              Kilkeary, as stockholders, and CGLH Partners I LP and CGLH
              Partners II LP(5)
  10.34       Form of 8.75% Subordinated Convertible Note due 2007(3)
  10.35       Form of Investor Agreement by and among the Company and CGLH
              Partners I LP and CGLH Partners II LP(3)
  10.36       Form of Registration Rights Agreement by and among the
              Company and CGLH Partners I LP and CGLH Partners II LP(5)
  10.37       Form of Agreement of Limited Partnership of CGLH-IHC Fund I,
              L.P. by and among CGLH Partners III LP, as managing general partner, Interstate Investment Corporation, as general
              partner, CGLH Partners IV LP, Interstate Property
              Partnership, L.P., J. William Richardson and Thomas F.
              Hewitt, as limited partners(5)
  21.1        List of Subsidiaries of Interstate Hotels Corporation
  23.1        Consent of PricewaterhouseCoopers LLP
  24.1        Powers of Attorney

---------------

     (1) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

     (2) Filed previously as an exhibit to the Company's Current Report on Form 8-K, dated July 8, 1999, and incorporated herein by reference.

     (3) Filed previously as an appendix to the Company's Proxy Statement on
         Schedule 14A for Special Meeting of Stockholders, dated September 15, 2000, and incorporated herein by reference.

     (4) Filed previously as an exhibit to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

     (5) Filed previously as an exhibit to the Company's Current Report on Form 8-K, dated August 31, 2000, and incorporated herein by reference.

     (6) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-67065), and incorporated herein by reference.

     (7) Filed previously as an exhibit to the Company's Current Report on Form 8-K, dated June 18, 1999, and incorporated herein by reference.

     (8) Filed previously as an exhibit to the Company's Current Report on Form 8-K, dated November 1, 1999, and incorporated herein by reference.

     (9) Filed previously as an exhibit to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K

        During the three months ended December 31, 2000, the Company filed the following Current Reports on Form 8-K:

               1. Form 8-K, dated October 10, 2000, under Item 5.

               2. Form 8-K, dated October 12, 2000, under Item 5.

               3. Form 8-K, dated October 13, 2000, under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on March 30, 2001.

                                          INTERSTATE HOTELS CORPORATION

                                          By: /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                            J. William Richardson
                                            Vice Chairman and Chief Financial
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----

                  *                    Chief Executive Officer and Chairman   March 30, 2001
-------------------------------------  of the Board of Directors (Principal
          Thomas F. Hewitt             Executive Officer)

      /s/ J. WILLIAM RICHARDSON        Vice Chairman, Chief Financial         March 30, 2001
-------------------------------------  Officer and Director (Principal
        J. William Richardson          Financial and Accounting Officer)

                  *                    Director                               March 30, 2001
-------------------------------------
          Karim J. Alibhai

                  *                    Director                               March 30, 2001
-------------------------------------
          Michael L. Ashner

                  *                    Director                               March 30, 2001
-------------------------------------
         Joseph J. Flannery

                  *                    Director                               March 30, 2001
-------------------------------------
        Benjamin D. Holloway

                  *                    Director                               March 30, 2001
-------------------------------------
          Stephen P. Joyce

                  *                    Director                               March 30, 2001
-------------------------------------
           Alan J. Kanders

                  *                    Director                               March 30, 2001
-------------------------------------
          Mahmood J. Khimji

                  *                    Director                               March 30, 2001
-------------------------------------
       Phillip H. McNeill, Sr.

                  *                    Director                               March 30, 2001
-------------------------------------
         Sherwood M. Weiser

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith.

                                          By: /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                  J. William Richardson
                                                     Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Interstate Hotels Corporation:

We have audited the accompanying consolidated balance sheets of Interstate Hotels Corporation (together with its subsidiaries and predecessors, the "Company"), as described in Note 1 of the consolidated financial statements, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 1, 1998 to June 1, 1998 and for the period from June 2, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from January 1, 1998 to June 1, 1998 and for the period from June 2, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 20, 2001, except for Note 25,
as to which the date
is March 27, 2001

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,440    $ 51,327
  Accounts receivable, net of allowance for doubtful
    accounts of $486 in 1999 and
    $542 in 2000............................................      16,779      17,066
  Deferred income taxes.....................................       1,172       1,891
  Net investment in direct financing leases.................         464         248
  Prepaid expenses and other assets.........................       1,148       1,039
  Related party receivables -- management contracts.........         423         300
                                                                --------    --------
      Total current assets..................................      42,426      71,871
Restricted cash.............................................       1,701       2,173
Marketable securities.......................................       2,134       2,289
Property and equipment, net.................................      16,049      15,084
Officers and employees notes receivable.....................       3,541       3,442
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $666 in 2000............      10,838      10,235
Net investment in direct financing leases...................         928         495
Equity investments in hotel real estate.....................          --       8,779
Deferred income taxes.......................................          --       3,086
Intangible and other assets.................................      64,842      26,519
                                                                --------    --------
      Total assets..........................................    $142,459    $143,973
                                                                ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       3,430       2,922
  Accounts payable -- health trust..........................       3,358       4,459
  Accounts payable -- related parties.......................       3,991       2,473
  Accrued payroll and related benefits......................       8,252       9,992
  Accrued rent..............................................       5,348       5,227
  Other accrued liabilities.................................      12,486      14,449
  Current portion of long-term debt.........................          --       8,343
                                                                --------    --------
      Total current liabilities.............................      36,865      47,865
Deferred income taxes.......................................       2,454          --
Deferred compensation.......................................       2,134       2,289
Long-term debt..............................................          --      36,820
                                                                --------    --------
      Total liabilities.....................................      41,453      86,974
Minority interest...........................................      41,000         433
Mandatorily redeemable preferred stock......................          --       4,708
Commitments and contingencies...............................          --          --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 1999 and 2000.......................................          --          --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 6,394,996 and 6,399,744 shares issued and
    outstanding at December 31, 1999 and 2000,
    respectively............................................          64          64
  Paid-in capital...........................................      66,705      66,725
  Retained deficit..........................................      (5,889)    (14,931)
  Unearned compensation.....................................        (874)         --
                                                                --------    --------
      Total stockholders' equity............................      60,006      51,858
                                                                --------    --------
      Total liabilities and stockholders' equity............    $142,459    $143,973
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 PREDECESSOR                        SUCCESSOR
                                               ---------------   -----------------------------------------------
                                                           PERIOD FROM
                                               -----------------------------------
                                               JANUARY 1, 1998   JUNE 2, 1998        YEAR ENDED     YEAR ENDED
                                                   TO                 TO             DECEMBER 31,   DECEMBER 31,
                                               JUNE 1, 1998      DECEMBER 31, 1998      1999           2000
                                               ---------------   -----------------   ------------   ------------
Lodging revenues:
  Rooms.....................................      $ 74,265           $108,698          $183,695       $191,811
  Other departmental........................         4,504              6,455            10,693         11,661
Net management fees.........................        18,018             22,763            33,275         29,481
Other fees..................................         9,976             10,478            12,691         13,159
                                                  --------           --------          --------       --------
                                                   106,763            148,394           240,354        246,112
                                                  --------           --------          --------       --------
Lodging expenses:
  Rooms.....................................        16,115             25,114            44,237         47,014
  Other departmental........................         2,674              3,962             6,975          7,238
  Property costs............................        21,045             31,714            56,258         61,767
General and administrative..................         6,115              5,822            14,069         14,894
Payroll and related benefits................        10,982             10,439            19,619         22,704
Lease expense...............................        34,515             51,165            89,174         88,594
Depreciation and amortization...............         2,152             10,659            20,833         16,091
Joint Venture start-up costs................            --                 --                --          2,096
Loss on impairment of investment in hotel
  lease contracts...........................            --                 --            16,406         12,550
                                                  --------           --------          --------       --------
                                                    93,598            138,875           267,571        272,948
                                                  --------           --------          --------       --------
Operating income (loss).....................        13,165              9,519           (27,217)       (26,836)
Other income (expense):
  Interest, net.............................           204                390             1,368          1,777
  Other, net................................           474              1,391             1,516           (498)
  Loss on sale of investment in hotel real
    estate..................................            --                 --              (876)            --
                                                  --------           --------          --------       --------
Income (loss) before income tax expense
  (benefit).................................        13,843             11,300           (25,209)       (25,557)
Income tax expense (benefit)................         5,528              4,436            (5,078)        (5,935)
                                                  --------           --------          --------       --------
Income (loss) before minority interest......         8,315              6,864           (20,131)       (19,622)
Minority interest...........................            24                209           (12,514)       (10,719)
                                                  --------           --------          --------       --------
Net income (loss)...........................         8,291              6,655            (7,617)        (8,903)
Mandatorily redeemable preferred stock:
  Dividends.................................            --                 --                --            127
  Accretion.................................            --                 --                --             12
                                                  --------           --------          --------       --------
Net income (loss) available to common
  stockholders..............................      $  8,291           $  6,655          $ (7,617)      $ (9,042)
                                                  ========           ========          ========       ========
Earnings per common share (Note 17):
Basic.......................................                                                          $  (1.40)
                                                                                                      ========
Diluted.....................................                                                          $  (1.40)
                                                                                                      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                        MANDATORILY
                                                      RETAINED                                          REDEEMABLE
                                   COMMON   PAID-IN   EARNINGS      UNEARNED      OWNERS'                PREFERRED
                                   STOCK    CAPITAL   (DEFICIT)   COMPENSATION    EQUITY      TOTAL        STOCK
                                   -----    -------   ---------   ------------    ------      -----     -----------
Balance at December 31, 1997....    $--     $    --   $     --      $    --      $  80,730   $ 80,730     $   --
  Net capital distributions.....     --          --         --           --         (9,840)    (9,840)        --
  Net income....................     --          --         --           --          8,291      8,291         --
                                    ---     -------   --------      -------      ---------   --------     ------
Balance at June 1, 1998.........     --          --         --           --         79,181     79,181         --
  Net capital distributions.....     --          --         --           --        (49,981)   (49,981)        --
  Change in basis...............     --          --         --           --         56,752     56,752         --
  Net income....................     --          --         --           --          6,655      6,655         --
                                    ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 1998....     --          --         --           --         92,607     92,607         --
  Net capital contributions.....     --          --         --           --         25,816     25,816         --
  Spin-off transaction..........     59      63,511      1,728           --       (118,423)   (53,125)        --
  Issuance of common stock......      2       2,118         --           --             --      2,120         --
  Unearned compensation related
    to the issuance of common
    stock.......................      3       1,076         --       (1,079)            --         --         --
  Amortization of unearned
    compensation................     --          --         --          205             --        205         --
  Net loss......................     --          --     (7,617)          --             --     (7,617)        --
                                    ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 1999....     64      66,705     (5,889)        (874)            --     60,006         --
                                    ---     -------   --------      -------      ---------   --------     ------
  Issuance of common stock......      2         615         --           --             --        617         --
  Common stock repurchased and
    retired.....................     (2)       (595)        --           --             --       (597)        --
  Issuance of mandatorily
    redeemable preferred
    stock.......................     --          --         --           --             --         --      7,250
  Unearned compensation related
    to the issuance of
    mandatorily redeemable
    preferred stock.............     --          --         --           --             --         --     (2,250)
  Mandatorily redeemable
    preferred stock issuance
    costs.......................     --          --         --           --             --         --       (429)
  Mandatorily redeemable
    preferred stock accretion...     --          --         --           --             --         --         12
  Amortization of unearned
    compensation................     --          --         --          874             --        874        125
  Net loss available to common
    stockholders................     --          --     (9,042)          --             --     (9,042)        --
                                    ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 2000....    $64     $66,725   $(14,931)     $    --      $      --   $ 51,858     $4,708
                                    ===     =======   ========      =======      =========   ========     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            PREDECESSOR                        SUCCESSOR
                                                          ---------------   -----------------------------------------------
                                                                      PERIOD FROM
                                                          -----------------------------------
                                                          JANUARY 1, 1998     JUNE 2, 1998       YEAR ENDED     YEAR ENDED
                                                                TO                 TO           DECEMBER 31,   DECEMBER 31,
                                                           JUNE 1, 1998     DECEMBER 31, 1998       1999           2000
                                                          ---------------   -----------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)....................................      $  8,291           $  6,655          $ (7,617)      $ (8,903)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization......................         2,152             10,659            20,833         16,091
    Equity in (earnings)losses from unconsolidated
      subsidiaries.....................................          (513)            (1,526)           (1,525)           522
    Loss on impairment of investment in hotel lease
      contracts........................................            --                 --            16,406         12,550
    Loss on sale of investment in hotel real estate....            --                 --               876             --
    Minority interest..................................            24                209           (12,514)       (10,719)
    Deferred income taxes..............................        (1,555)             8,346            (3,867)        (6,259)
    Amortization of restricted common stock and
      mandatorily redeemable preferred stock...........            --                 --                --            999
    Other..............................................           176                135               165          1,115
  Cash (used in) provided by assets and liabilities:
    Accounts receivable, net...........................        (3,661)             2,552               662           (287)
    Prepaid expenses and other assets..................           307              1,092              (285)           109
    Related party receivables..........................          (341)             1,017               662            123
    Accounts payable...................................         1,053             (5,181)            4,625          2,333
    Accrued liabilities................................        12,426            (14,365)            5,372          2,406
                                                             --------           --------          --------       --------
      Net cash provided by operating activities........        18,359              9,593            23,793         10,080
                                                             --------           --------          --------       --------
Cash flows from investing activities:
  Net investment in direct financing leases............           145               (377)            1,115            649
  Change in restricted cash............................           540               (417)              500           (472)
  Purchase of property and equipment, net..............          (709)              (487)             (970)          (419)
  Acquisition of hotel, net of cash received...........            --                 --           (12,981)            --
  Purchases of marketable securities...................            --            (10,725)           (2,245)        (2,435)
  Proceeds from sale of marketable securities..........            --             14,567             1,958          2,449
  Proceeds from sale of investment in hotel real
    estate.............................................            --                 --            13,654             --
  Net cash received from (invested in) unconsolidated
    subsidiaries.......................................         1,085             (2,327)            1,176         (9,301)
  Change in officers and employees notes receivable,
    net................................................            (2)              (989)             (960)          (755)
  Net investment in management contracts...............          (666)              (548)             (291)          (881)
  Merger-related acquisition costs.....................            --            (26,484)           (8,941)            --
  Change in notes receivable -- affiliates, net........         2,043               (311)           (2,057)           (63)
  Other................................................           238                391               (79)          (150)
                                                             --------           --------          --------       --------
      Net cash provided by (used in) investing
        activities.....................................         2,674            (27,707)          (10,121)       (11,378)
                                                             --------           --------          --------       --------
Cash flows from financing activities:
  Proceeds from long-term debt.........................            --                 --                --         32,560
  Repayment of long-term debt..........................          (180)              (190)               --            (79)
  Proceeds from issuance of common stock...............            --                 --             2,120            617
  Proceeds from the issuance of mandatorily redeemable
    preferred stock....................................            --                 --                --          5,000
  Mandatorily redeemable preferred stock issuance costs
    paid...............................................            --                 --                --           (429)
  Net (distributions to) contributions from minority
    interest...........................................           (44)               (55)            6,934         (4,592)
  Related party payables...............................        (9,234)            17,571           (18,597)            --
  Net contributions from (distributions to) owners.....        (9,840)            (1,727)           16,659             --
  Financing fees paid..................................            --                 --                --         (2,295)
  Common stock repurchased and retired.................            --                 --                --           (597)
                                                             --------           --------          --------       --------
      Net cash (used in) provided by financing
        activities.....................................       (19,298)            15,599             7,116         30,185
                                                             --------           --------          --------       --------
Net increase (decrease) in cash and cash equivalents...         1,735             (2,515)           20,788         28,887
Cash and cash equivalents at beginning of period.......         2,432              4,167             1,652         22,440
                                                             --------           --------          --------       --------
Cash and cash equivalents at end of period.............      $  4,167           $  1,652          $ 22,440       $ 51,327
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

                         INTERSTATE HOTELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation (together with its subsidiaries and predecessors, the "Company") was formed pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc., formerly Patriot American Hospitality, Inc. ("Wyndham"), on June 18, 1999. On June 2, 1998, Interstate Hotels Company (the predecessor of the Company, and together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). Prior to the Merger, Marriott International, Inc. ("Marriott") filed a lawsuit to stop the closing of the Merger as a result of a dispute over certain franchise agreements between Marriott and Old Interstate. On June 18, 1999, pursuant to a settlement agreement with Marriott, Wyndham transferred to the Company, which was then a newly formed corporation, the third-party hotel management business of Old Interstate, equity interests in The Charles Hotel Complex and long-term leasehold interests in 79 hotels. Wyndham then spun-off the Company to its shareholders (the "Spin-off"). In connection with the Spin-off, Marriott purchased 4% of the Company's common stock, Wyndham retained 4% of the Company's common stock, and the remaining 92% of the Company's common stock was distributed to Wyndham's shareholders. In addition, Wyndham continued to own a 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company and the successor to the third-party hotel management and leasing businesses conducted by Old Interstate prior to the Merger.

     The financial statements have been prepared using the predecessor basis of accounting for the period from January 1, 1998 to June 1, 1998 (the "June 1998 period"), and the successor basis of accounting for the period from June 2, 1998 to December 31, 1998 (the "December 1998 period"), as well as for the years ended December 31, 1999 and 2000, to coincide with the periods before and after the Merger. The Merger was accounted for using the purchase method of accounting, and the Merger consideration was allocated by Wyndham on the basis of the estimated fair market value of the assets of Old Interstate. The Spin-off was accounted for using the historical basis of accounting. When used herein, "consolidated financial statements" refers to the historical combined financial statements of the Company prior to the Spin-off and the historical consolidated financial statements of the Company thereafter.

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying consolidated financial statements of the Company have been carved out of Old Interstate's financial statements prior to the Merger using the predecessor basis of accounting, and from Wyndham's financial statements subsequent to the Merger through the Spin-off date using the successor basis of accounting, which gives effect to the allocation of the Merger consideration. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels that were retained by the Company in connection with the Spin-off. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for all periods presented.

     In accordance with IH LLC's limited liability company agreement, and prior to the execution of the Wyndham Redemption discussed in Note 5, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham and allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure during the December 1998 period, the year ended December 31, 1999 and the period from January 1, 2000 to October 31, 2000. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, could not be fairly apportioned, IH LLC and the Company were required to allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED:

     The Company includes the revenues and expenses and the working capital of the leased hotels in the financial statements because the risk of operating these hotels is borne by the Company, as lessee, under the terms of the leases. Revenues and expenses from the operation of the managed hotels are not included in the financial statements because the hotel management agreements are generally cancellable, not transferable and do not shift the risks of operation to the Company. Therefore, the Company records revenues from management fees only for its managed hotels.

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

     At December 31, 2000, the Company's cash and cash equivalents includes $7,592 of escrowed funds that are payable to Wyndham in July 2001 in connection with the Wyndham Redemption (see Note 5).

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

Deferred Income Taxes:

     Deferred income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are provided for the differences between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Income Tax Status:

     Prior to the Spin-off, the entities that comprised the Company were included in the consolidated federal income tax return of either Old Interstate or Wyndham and all tax liabilities were paid by either Old Interstate or Wyndham. The income tax provision presented in these consolidated financial statements through the Spin-off date has been calculated as if the Company had prepared and filed a separate income tax return for those periods. The income tax liability for all current income taxes for purposes of these consolidated financial statements through the Spin-off date have been settled with either Old Interstate or Wyndham through owners' equity. For periods after the Spin-off, the Company files a separate consolidated income tax return. Such return includes an allocation of the operating results of IH LLC based on the Company's share of the taxable operating results of IH LLC.

     The effective tax rate used after the Spin-off is based on the Company's effective tax rate for the years ended December 31, 1999 and 2000, and varies from the statutory tax rate as a result of the allocations of the taxable operating results of IH LLC to minority interests, as discussed above.

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

Revenue Recognition:

     The owned and leased hotels recognize revenue from their rooms, food and beverage and other departments as earned on the close of each business day. Net management fees comprise base and incentive management fees received from third-party owners of hotel properties. The Company recognizes base fees as revenue when earned in accordance with the management agreement. In accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

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

3.  WYNDHAM MERGER:

     In connection with the Merger, Wyndham allocated the Merger consideration on the basis of the estimated fair market value of the assets of Old Interstate. The fair market value of these assets was determined using historical and projected cash flow and earnings at then current market multiples and discount rates. As a result, on June 2, 1998, Old Interstate recorded an additional intangible asset related to management contracts of $69,862, a net decrease in other assets of $7,652 related to hotel leases and a net deferred tax liability of $5,458, resulting in a net increase to owners' equity of $56,752 ("Change in Basis"). The intangible asset related to the management contracts was being amortized over five years, based on the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  WYNDHAM MERGER, CONTINUED:

average remaining contract term, and the intangible asset related to the leased hotels was being amortized over the average remaining periods of the leases of 11 and 13.5 years, beginning June 2, 1998.

     Merger-related costs incurred by Old Interstate were not reflected in the accompanying consolidated statement of operations for the June 1998 period, as they did not relate specifically to ongoing business.

     The following unaudited pro forma information is presented to include the effects of the Spin-off, the sale of equity interests in The Charles Hotel Complex and certain other adjustments as if all of the transactions had occurred on January 1, 1999. Such other adjustments principally include the elimination and addition of certain management fee and other fee revenues related to Wyndham-owned hotels, the management of which was transferred to Wyndham, Marriott or the Company as a result of the Spin-off. The adjustments also include the elimination of a $2,000 one-time charge for additional incentive lease expense paid in settlement of a dispute with Equity Inns, Inc. resulting from the Merger, and the addition of minority interest to reflect Wyndham's 55% non-controlling interest in IH LLC prior to the Spin-off. In management's opinion, all material pro forma adjustments necessary to reflect the effects of these transactions have been made. No unaudited pro forma information is presented for the year ended December 31, 2000 since the adjustments described above would not have impacted the historical results of operations. The unaudited pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income relating to the Merger, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1999
                                                               -----------------
Total revenues.............................................        $235,389
Operating loss.............................................         (31,076)
Net loss...................................................          (7,805)
Basic earnings per common share............................           (1.22)
Diluted earnings per common share..........................           (1.22)

4.  INVESTOR TRANSACTION:

Securities Purchase Agreement:

     On October 20, 2000, the Company issued 8.75% Subordinated Convertible Notes (the "Notes") for $25,000 and 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5,000. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues cumulative dividends payable quarterly in cash at 8.75% per annum, with up to 25% of the dividends payable in kind (at the option of the Company). The Preferred Stock must be mandatorily redeemed by the Company no later than October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at a rate of 8.75% per annum, with up to 25% of the interest payable in kind (at the option of the Company). Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share. Initially, these securities are convertible into an aggregate of 7,500,000 shares of Class A Common Stock, however, no holder of either the Notes or the Preferred Stock may convert these securities if that conversion would cause the holder and its affiliates or any group of which any of them is a member to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  INVESTOR TRANSACTION, CONTINUED:

     The Notes and Preferred Stock were recorded at fair value of $25,000 and $5,000, respectively, in the fourth quarter of 2000. Transaction costs of $2,141 incurred in connection with the Notes have been deferred and will be amortized over the next seven years. Costs incurred in connection with the issuance of the Preferred Stock of $429 were allocated to the fair value of the Preferred Stock at issuance. The Preferred Stock is being accreted to redemption value over the next seven years.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company also entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2,250 to these executives and the immediate vesting of restricted stock awards for two of these executives that were issued under their previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000 and are convertible, subject to vesting restrictions, into an aggregate of 562,500 shares of Class A Common Stock and are redeemable, as discussed above, for $10 per share.

     The issuance of the Preferred Stock was recorded as deferred compensation at fair value and will be amortized as compensation expense over the three-year vesting period. Compensation expense recorded in the fourth quarter of 2000 related to this issuance was $125. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of $874 in 2000. Other costs of $281 incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

     The terms of the Notes and Preferred Stock contain various voting rights of the Investor and covenants by the Company with respect to the operation of the business of the Company on an ongoing basis.

     In connection with the issuance of the Notes and Preferred Stock, the Company and the Investor entered into an Investor Agreement providing for certain restrictions on, and rights of, the Investor with respect to the Company, including a standstill agreement, restrictions on transfer of the Preferred Stock and Notes (and common stock into which they are convertible) and rights to designate five out of 11 of the members of the Board of Directors of the Company.

Joint Venture Commitment:

     $25,000 of the proceeds received from the issuance of the Notes and the Preferred Stock will be invested by the Company in a newly formed joint venture (the "Joint Venture") with the Investor for the acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest $20,000 of additional capital to the Joint Venture.

     The Joint Venture is structured as a limited partnership with an affiliate of the Investor serving as the managing general partner having decision-making authority and an affiliate of the Company serving as a general partner having limited authority and responsibility. The limited partnership interests are owned by affiliates of the Investor, by affiliates of the Company, and by two executives of the Company. The executives received aggregate limited partnership interests of 5.25% without any capital contribution and are subject to a vesting period of up to three years as well as other conditions. The Company owns a minority common percentage interest of the Joint Venture. A decision by the Joint Venture to acquire any hotel property or an interest in any hotel property requires the unanimous approval of all the partners, other than the executives. Approximately $11,667 of the Company's affiliate investment in the Joint Venture is entitled to a 15% per annum preferential return from available cash before the same return is payable on the remaining capital investments by the partners.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  INVESTOR TRANSACTION, CONTINUED:

     Under the terms of the partnership agreement for the Joint Venture, an affiliate of the Company will manage for ten years all hotel properties acquired, directly or indirectly, by the Joint Venture, except for minority, non-controlling investments in hotel properties by the Joint Venture.

     The Joint Venture has a seven-year term subject to extension by the Investor. Within two years of a change of control of the Company, the Investor has a right to require the Company to acquire all of the partnership interests owned by affiliates of the Investor. The Joint Venture interests are also subject to a buy/sell agreement which may be triggered in certain circumstances by any partner and may result in the non-triggering partners either buying the triggering partner's interest or selling their interests to the triggering partner, provided that the executives may not be buyers under the buy/sell agreement, without the consent of the other partners.

     As of December 31, 2000, the Company has not invested any of the proceeds from the Notes or Preferred Stock in the Joint Venture. The Joint Venture will be accounted for by the Company using the equity method of accounting. Transaction costs of $2,096 incurred in connection with the start-up of the Joint Venture, net of a $750 reimbursement from the Joint Venture, were expensed by the Company in the fourth quarter of 2000. The Company recorded an equity loss from the Joint Venture of $300 in the fourth quarter of 2000. The Company will also record compensation expense to the extent of the fair value of the Executives' interest in the Joint Venture, subject to the executives' vesting periods.

5.  WYNDHAM REDEMPTION:

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, IH LLC, to redeem from affiliates of Wyndham substantially all of their aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Redemption"). The total purchase price was $13,129, which included $447 of transaction costs. Pursuant to this agreement, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham, and Wyndham terminated the management agreements for six other Wyndham-owned hotels in January 2001. Approximately 9% of Wyndham's 55% interest in IH LLC was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At December 31, 2000, the Company had included in long-term debt a total of $12,682 related to the redemption of the preferred membership interest that either party may require to be redeemed by IH LLC at any time on or after July 1, 2001 (the "Wyndham Redemption Notes"). The Company is required to maintain $7,500 in cash in an escrow account through June 30, 2001 to satisfy the Wyndham Redemption Notes. Wyndham's remaining 1.6627% interest in IH LLC that was not converted into a preferred membership interest or redeemed will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem this remaining common interest at an amount that is the lesser of (a) the product of
(i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433.

     In addition, Wyndham granted the Company an option exercisable within 90 days of October 20, 2000, to acquire all of the Company's common stock owned by Wyndham at a weighted average trading price per share, as defined. The Company exercised this option and purchased the stock effective December 1, 2000 for $597. The Company accounted for the purchase as treasury stock, which was subsequently cancelled.

     The Wyndham Redemption was accounted for by the Company in the fourth quarter of 2000 using the purchase method of accounting. Transaction costs of $447 incurred in connection with the Wyndham Redemption were included in the total purchase price of $13,129. The assets acquired and the liabilities assumed of IH LLC have been recorded at their estimated fair values. The purchase resulted in a reduction of the carrying value of long-term intangible assets related to the Company's investment in management

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  WYNDHAM REDEMPTION, CONTINUED:

agreements of $14,092. The remaining intangible asset will continue to be amortized on a straight-line basis over the original amortization period of five years which began in June 1998.

     The following unaudited pro forma information for the years ended December 31, 1999 and 2000 is presented to include the effects of the Wyndham Redemption as if it had occurred on January 1, 1999. In management's opinion, all material pro forma adjustments necessary to reflect the effects of this transaction have been made. The unaudited pro forma information does not purport to present what the actual results of operations of the Company would have been if the Wyndham Redemption had occurred on such date or to project the results of operations of the Company for any future period. The 1999 pro forma results above have not been adjusted for the Merger described in Note 3.

                                                   1999        2000
                                                 --------    --------
Total revenue..................................  $239,180    $243,398
Net loss available to common stockholders......   (12,527)    (14,464)
Basis earnings per common share................     (2.04)      (2.31)
Diluted earnings per common share..............     (2.04)      (2.31)

6.  LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31:

                                                              2000
                                                             -------
8.75% Subordinated Convertible Notes.......................  $25,000
Wyndham Redemption Notes...................................   12,682
Limited Recourse Mortgage Note.............................    7,481
                                                             -------
                                                              45,163
  Less current portion.....................................   (8,343)
                                                             -------
                                                             $36,820
                                                             =======

     Wyndham Redemption Notes--The Wyndham Redemption Notes balance of $12,682 bears interest at a rate that varies with a bank's escrow rate through June 2001. On July 1, 2001, $8,250 is payable and the interest rate on the remaining $4,432 outstanding principal is fixed at 9.75%. Principal payments of $750 and $3,682 are due July 1, 2002 and July 1, 2004, respectively.

     Limited Recourse Mortgage Note--In February 2000, a subsidiary of the Company entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which has a two-year term with a one-year extension, amounted to $7,560. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The average effective interest rate for 2000 was 8.57%. The note is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company on November 1, 1999, and provides for a guarantee by the Company of up to $3,000. The outstanding principal balance on the note is due and payable at maturity.

     See Note 4 for information on the 8.75% Subordinated Convertible Notes.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT, CONTINUED:
     Scheduled maturities of long-term debt for the next five years and thereafter are as follows:

2001........................................................  $ 8,343
2002........................................................    8,138
2003........................................................       --
2004........................................................    3,682
2005........................................................       --
Thereafter..................................................   25,000
                                                              -------
                                                              $45,163
                                                              =======

7.  IMPAIRMENT OF INVESTMENT IN HOTEL LEASE CONTRACTS:

     On July 21, 2000, the Company executed a binding Memorandum of Understanding (the "Memorandum") with Equity Inns, Inc. ("Equity Inns") with respect to the hotel lease agreements between the Company and Equity Inns, which was superseded by a Master Lease Termination Agreement dated September 12, 2000 (the "Termination Agreement"). Pursuant to the Termination Agreement, all of the lease agreements for the 75 hotels leased from Equity Inns were terminated effective January 1, 2001, and Equity Inns and the Company simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. The management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005. As a result, effective January 1, 2001, the revenues and expenses and the working capital of these hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. The Company also continues to manage, under a new management agreement, one additional hotel it currently manages for Equity Inns (but did not lease). The Company has accounted for the transaction as an exchange of nonmonetary assets in accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions."

     Concurrently with the Company's decision to enter into the Memorandum, the Company recorded a non-cash impairment loss of $12,550 in the third quarter of 2000 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. The Company estimated the discounted cash flows utilizing estimates of future operating results for the remaining lease and anticipated management agreement terms, in accordance with the provisions of the Memorandum.

     In addition, the Termination Agreement addressed a dispute between the Company and Equity Inns regarding certain performance standards previously in place with respect to the leased hotels, including requirements to maintain revenue per available room and expenditures to within specified percentages of the amounts targeted in the hotels' operating budgets. The execution of the Termination Agreement ended the application of the performance standards.

     In 1999, the Company recorded a non-cash impairment loss of $16,406 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. The impairment loss was the result of a permanent impairment of the future profitability of these hotels for the remainder of the hotel lease agreement terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from significant construction that has occurred within this industry segment. This recent construction has caused a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. The long-term impact of this

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  IMPAIRMENT OF INVESTMENT IN HOTEL LEASE CONTRACTS, CONTINUED:

over-supply on the profitability of the Company's leased hotels was determined and quantified as a result of a negative trend in operating statistics increasing through the fourth quarter of 1999 and during the completion of the Company's budgeting process in the fourth quarter of 1999.

     In accordance with SFAS No. 121, the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. As a result of the 1999 evaluation, the Company recognized the impairment loss on 42 of its leased hotel intangible assets.

8.  CHANGE IN ACCOUNTING:

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

     The Company provides deferred compensation for certain executives and hotel general managers by depositing amounts into a Trust for the benefit of the participating employees. Deposits into the Trust are expensed and amounted to $178, $250, $530 and $771 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively. Amounts in the Trust earn investment income, which serves to increase the corresponding deferred compensation obligation. Amounts in the Trust are always fully vested.

     Investments, which are recorded at market value, are directed by the Company and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2000 and 1999.

9.  ACQUISITIONS AND DISPOSITIONS:

     During 2000, the Company acquired a 25% non-controlling equity interest in the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas for $0.8 million; a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for $3.9 million; and a 10% non-controlling equity interest in the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida for $4.4 million. The Company manages all three hotels. The Company accounts for these investments using the equity method of accounting and recorded $222 in equity losses related to these three equity investments for the year ended December 31, 2000. Pro forma information related to these acquisitions has not been provided due to the relative insignificance of their impact on the Company's historical results of operations.

     One of the former owners of the Houston Astrodome/Medical Center Residence Inn by Marriott and the Renaissance Worldgate Hotel is currently a member of the board of directors of the Company and an officer of an affiliate of the Investor. This former owner is also an affiliate of the current managing partners of these properties.

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

     On June 18, 1999, the Company sold substantially all of its equity interests in The Charles Hotel Complex by selling a 1% general partnership interest and an 82.9% limited partnership interest and, through

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  ACQUISITIONS AND DISPOSITIONS, CONTINUED:

IH LLC, received $13,500 in cash and a $5,750 secured non-recourse promissory note in connection with the sale. The promissory note pays quarterly interest only, at a rate of 10% per annum, until maturity in 2002. The loss of $876 on the sale is included in "loss on sale of investment in hotel real estate" in the 1999 consolidated statements of operations and is allocated 100% to Wyndham in "minority interest" in the 1999 consolidated statements of operations in accordance with IH LLC's limited liability company agreement. This agreement also requires that the proceeds and interest from the promissory note be allocated entirely to the Company.

     In 1999, the management agreement for The Charles Hotel was amended in connection with the sale to provide for a reduction in management fees payable to the Company in exchange for an extension of the term of the management contract to ten years.

10.  PROPERTY AND EQUIPMENT:

     Property and equipment, which principally relates to the Pittsburgh Airport Residence Inn by Marriott and the Company's corporate offices, consisted of the following at December 31:

                                                                  1999        2000
                                                                 -------     -------
Land........................................................     $ 1,344     $ 1,344
Buildings and leasehold improvements (15 to 40 years).......      11,070      10,935
Furniture, fixtures and equipment (5 to 10 years)...........       4,874       5,286
                                                                 -------     -------
                                                                  17,288      17,565
Less accumulated depreciation...............................      (1,239)     (2,481)
                                                                 -------     -------
                                                                 $16,049     $15,084
                                                                 =======     =======

     Depreciation expense was $313, $446, $890 and $1,384 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively.

11.  NET INVESTMENT IN DIRECT FINANCING LEASES:

     The Company leases office, computer and telephone equipment to managed hotels under capital leases. The following represents the components of the net investment in direct financing leases at December 31:

                                                                  1999      2000
                                                                 ------     -----
Total future minimum lease payments receivable..............     $1,745     $ 936
Less unearned income........................................       (353)     (193)
                                                                 ------     -----
                                                                  1,392       743
                                                                 ------     -----
Less current portion........................................       (464)     (248)
                                                                 ------     -----
                                                                 $  928     $ 495
                                                                 ======     =====

     Future minimum lease payments to be received under these leases for each of the years ending December 31 are as follows:

2001........................................................  $591
2002........................................................   262
2003........................................................    83
                                                              ----
                                                              $936
                                                              ====

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consisted of the following at December 31:

                                                              1999        2000
                                                            --------    --------
Management contracts (3 to 6 years through the June 1998
  period, 5 to 20 years thereafter).....................    $ 74,086    $ 42,551
Lease contracts (15 and 11 years through the June 1998
  period,
  13.5 and 11 years thereafter).........................      20,442          --
Deferred financing fees (2 and 7 years).................          --       2,295
Other...................................................         362         212
                                                            --------    --------
                                                              94,890      45,058
Less accumulated amortization...........................     (30,048)    (18,539)
                                                            --------    --------
                                                            $ 64,842    $ 26,519
                                                            ========    ========

13.  COMMITMENTS AND CONTINGENCIES:

     The Company accounts for the leases of office space (the office leases expire at varying times through 2005) and certain office equipment (the equipment leases expire at varying times through 2005) as operating leases. Total rent expense amounted to approximately $911, $1,305, $2,216 and $2,103 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively. The following is a schedule of future minimum lease payments under these leases for each of the years ending December 31:

2001........................................................    $2,145
2002........................................................     2,069
2003........................................................     1,650
2004........................................................       377
2005........................................................       228
                                                                ------
                                                                $6,469
                                                                ======

     As discussed in Note 4, the Company has committed to invest $25,000 of the total proceeds received from the issuance of the Notes and the Preferred Stock into the Joint Venture. Such amount is expected to be invested concurrent with the closings of hotel property acquisitions.

     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at the hotels it operates. In addition, legal proceedings were or may be commenced against Old Interstate in the ordinary course of its business. To the extent that such legal proceedings relate to operations that are now conducted by the Company, the Company will succeed to any liabilities resulting from such legal proceedings, and under the terms of the Spin-off, the Company is required to indemnify Wyndham with respect thereto, whether arising before or after the Spin-off. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnification from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Old Interstate had similar arrangements prior to the Merger. In addition, in connection with the Spin-off, Wyndham has agreed to indemnify the Company against liabilities relating to, among other things, the assets of Old Interstate that Wyndham retained. As a result, the Company believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  PREFERRED AND COMMON STOCK:

Preferred Stock:

     The Company has the authority to issue up to 10,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors of the Company without stockholder approval. The rights of the holders of the Company's common stock will be subject to, and may be affected by, the rights of the holders of any such preferred stock that may be issued in the future. No preferred stock has been issued to date.

Mandatorily Redeemable Preferred Stock:

     On October 20, 2000, the Company issued 725,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") pursuant to a Securities Purchase Agreement (see Note 4). The Company has authorized a total of 850,000 shares of Preferred Stock. The Preferred Stock accrues cumulative dividends payable in cash at 8.75% per annum of the stated amount ($10 per share) on a quarterly basis, with up to 25% of the dividends payable in additional shares of Preferred Stock at the Company's option. If the dividends are in arrears for a period of 60 days or more, then an additional cumulative dividend is payable in additional shares of Preferred Stock at 2% per annum of the stated amount. The Preferred Stock also receives any dividends paid to holders of Class A Common Stock of the Company on an as-converted basis. The Company is precluded from paying dividends on, or repurchasing, capital stock that is on parity with Preferred Stock and from repurchasing capital stock that is not ranked senior to the Preferred Stock, unless all dividends accrued on the Preferred Stock have been paid. Approximately $127 of dividends were accrued but unpaid as of December 31, 2000. Such amounts were paid in January 2001.

     The holders of the Preferred Stock have the right to elect up to five members to the Company's Board of Directors. In addition, if the Company fails to pay dividends on the Preferred Stock for six quarterly periods, then the size of the Company's Board of Directors increases to thirteen directors and the holders of the Preferred Stock are entitled to elect seven of the thirteen directors until the payment default has been cured.

     Each share of Preferred Stock, including any shares of Preferred Stock issued in lieu of dividends, is convertible at any time at the option of the holder into Class A Common Stock prior to any redemption. The conversion price is $4.00 per share of Class A Common Stock subject to anti-dilution adjustment. Initially, these securities are convertible into 1,812,500 shares of Class A Common Stock. The terms of the Securities Purchase Agreement prohibit any holder from exercising the right to convert any shares of Preferred Stock if the conversion would cause the holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock after conversion.

     The Company has an obligation to redeem all outstanding shares of Preferred Stock on October 20, 2007. The redemption price will be $10 per share plus all accrued dividends on the date of redemption.

     The Preferred Stock will have an aggregate liquidation preference of $7,250. Upon a liquidation of the Company, the holders of Preferred Stock will be entitled to receive the greater of (a) $10 per share plus any accrued dividends and (b) the fair market value of the cash, securities and other property that the holder of the Preferred Stock would have received had it converted its Preferred Stock plus accrued dividends.

     The Preferred Stock has the following significant restrictive covenants which require approval from the holders of the Preferred Stock: the authorization or creation of any senior class of stock to the Preferred Stock, entering into a change in control transaction, amendment of rights of Class A, B or C common stockholders or redemption of any securities of the Company without first offering to redeem the Preferred Stock.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  PREFERRED AND COMMON STOCK, CONTINUED:

Common Stock:

     Each holder of Class A, Class B and Class C Common Stock is entitled to one vote for each share held by such holder, and no stockholders have cumulative voting rights or preemptive, subscription or redemption rights, and no liability exists for further calls or assessments. Holders of Class B shares are entitled to elect one director, and holders of Class C shares are entitled to elect one director. Subject to the rights of the holders of the Preferred Stock, holders of Class A shares elect the remaining directors. Upon the liquidation or dissolution of the Company, all holders of shares of common stock share ratably in the assets of the Company available for distribution to stockholders, subject to the preferential rights of any then outstanding shares of preferred stock. On December 1, 2000, the Company purchased and cancelled 181,916 shares of Class A Common Stock and 60,639 shares of Class C Common Stock, which were held by Wyndham, for an aggregate price of $597 (see Note 5).

     The following table represents the number of shares of common stock authorized, issued and outstanding at December 31:

                                                                 ISSUED AND
                                                                 OUTSTANDING
                                                          -------------------------
                                 PAR VALUE   AUTHORIZED      1999          2000
                                 ---------   ----------   -----------   -----------
Class A Common Stock...........    $.01      62,000,000    6,091,802     6,157,189
Class B Common Stock...........    $.01       1,500,000      242,555       242,555
Class C Common Stock...........    $.01       1,439,361       60,639            --
                                             ----------    ---------     ---------
                                             64,939,361    6,394,996     6,399,744
                                             ==========    =========     =========

     The following represents the number of shares of common stock authorized for issuance under the Company's stock plans at December 31:

                                                         1999         2000
                                                       ---------    ---------
1999 Equity Incentive Plan...........................  2,300,000    2,300,000
Employee Stock Purchase Plan.........................    400,000      400,000
                                                       ---------    ---------
                                                       2,700,000    2,700,000
                                                       =========    =========

     The 1999 Equity Incentive Plan provides for long-term incentives to be awarded to eligible employees through grants of restricted stock and grants of stock options to purchase shares of common stock. The options generally vest over a three-year period and expire after ten years. During 1999, the Company issued 331,917 restricted shares of Class A Common Stock to two executives under the 1999 Equity Incentive Plan. In connection with the transactions contemplated under the Securities Purchase Agreement, these restricted shares became fully vested during the fourth quarter of 2000. The Employee Stock Purchase Plan, which was terminated by the Company in 2001, was designed to be a non-compensatory plan, whereby eligible employees elected to withhold a maximum of 8% of their salary and use such amounts to purchase common stock.

     The Company has elected to account for stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than SFAS No. 123, "Accounting for Stock-Based Compensation." Based on the fair value of the options at the grant dates according to SFAS No. 123, the Company's net loss would not have changed for compensation cost related to the stock options for the years ended December 31, 1999 or 2000.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  PREFERRED AND COMMON STOCK, CONTINUED:

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                              1999    2000
                                                              ----    ----
Weighted average risk-free interest rate....................   6.2%    5.4%
Expected dividend yield.....................................    --      --
Expected volatility.........................................  55.0%   60.0%
Expected life (number of years).............................   9.5     8.5

     The transactions for stock options issued under the 1999 Equity Incentive Plan were as follows:

                                                               WEIGHTED AVERAGE
                                                      -----------------------------------
                                          NUMBER OF    REMAINING       VALUE     EXERCISE      RANGE OF
                                           OPTIONS    LIFE (YEARS)   PER SHARE    PRICE     EXERCISE PRICE
                                          ---------   ------------   ---------   --------   --------------
    Outstanding, December 31, 1998......         --
    Granted.............................  1,768,000                               $4.50         $4.50
    Canceled............................    (30,000)                              $4.50         $4.50
                                          ---------
    Outstanding, December 31, 1999......  1,738,000       9.5          $3.25      $4.50         $4.50
    Canceled............................   (675,000)
                                          ---------
    Outstanding, December 31, 2000......  1,063,000       8.5          $0.98      $4.50         $4.50
                                          =========
    Shares reserved for future options
      at December 31, 2000..............  1,237,000

     In February 2001, the Company amended its employees' stock option agreements to permit such employees to return 40% of the original options granted to them at a $4.50 exercise price and retain the 60% remaining options with a new exercise price of $2.00. The Company will account for this repricing in the first quarter of 2001 using variable plan accounting.

15.  NET MANAGEMENT FEES:

     The Company's management agreements have initial terms that range from one month to 49 years, expire through the year 2044 and are generally cancelable under certain conditions, including the sale of the hotel.

     The management agreements specify the base management fees to be earned, which are generally based on percentages of gross revenues. In certain cases, incentive management fees are earned based on the hotels' profitability as defined by the management agreements. The net management fees earned for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000 were as follows:

                                             JUNE      DECEMBER
                                             1998        1998       1999       2000
                                            -------    --------    -------    -------
Base management fees......................  $14,435    $16,108     $25,107    $20,444
Incentive management fees.................    3,882      7,096       8,656      9,691
                                            -------    -------     -------    -------
                                             18,317     23,204      33,763     30,135
Less:
  Administrative fees.....................     (299)      (441)       (488)      (654)
                                            -------    -------     -------    -------
                                            $18,018    $22,763     $33,275    $29,481
                                            =======    =======     =======    =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  INCOME TAXES:

     Income tax expense (benefit) consisted of the following for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000:

                                              JUNE      DECEMBER
                                              1998        1998       1999       2000
                                             -------    --------    -------    -------
Current:
  Federal..................................  $ 6,198    $(3,421)    $ 1,113    $   292
  State....................................      885       (489)        195        (42)
                                             -------    -------     -------    -------
                                               7,083     (3,910)      1,308        250
                                             -------    -------     -------    -------
Deferred:
  Federal..................................   (1,360)     7,303      (5,552)    (5,477)
  State....................................     (195)     1,043        (834)      (782)
                                             -------    -------     -------    -------
                                              (1,555)     8,346      (6,386)    (6,259)
                                             -------    -------     -------    -------
  Income tax expense (benefit).............  $ 5,528    $ 4,436     $(5,078)   $(5,935)
                                             =======    =======     =======    =======

     A reconciliation of the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1999 and 2000 is as follows:

                                                         1999    2000
                                                         ----    ----
Federal statutory rate.................................   35%     35%
State taxes, net of federal benefit....................    3       3
Minority interest......................................  (17)    (17)
Other..................................................   (1)      2
                                                         ---     ---
Effective tax rate.....................................   20%     23%
                                                         ===     ===

     For periods prior to the Spin-off, the provision for income tax was recorded based on the federal statutory rate of 35% plus the state tax rate, net of federal income tax benefit of 5% after consideration of minority interests in passthrough tax entities. These rates approximate Old Interstate's historical rates.

     The financial statement components that give rise to the net deferred tax assets and liabilities consisted of the following at December 31:

                                                        1999                     2000
                                                ---------------------    ---------------------
                                                ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                ------    -----------    ------    -----------
Depreciation and amortization.................   $ --       $1,742       $2,296      $   --
Payroll and related benefits..................    189           --          418          --
Self-insured health trust.....................    605           --        1,151          --
Retirement plan...............................     34           --           43          --
Other.........................................     --          368          554          --
Investment in hotel real estate...............     --           --          515          --
                                                 ----       ------       ------      ------
                                                 $828       $2,110       $4,977      $   --
                                                 ====       ======       ======      ======

17.  EARNINGS PER SHARE:

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  EARNINGS PER SHARE, CONTINUED:

128 are not meaningful for periods prior to the Spin-off and, therefore, have not been provided. Pro forma earnings per share for the year ended December 31, 1999 is described in Note 3.

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the Notes and the Preferred Stock into Class A Common Stock is considered to be anti-dilutive. The details of basic and diluted earnings per common share for the year ended December 31, 2000 are as follows:

Net loss available to common stockholders...................  $9,042
                                                              ------
Weighted average number of common shares outstanding........   6,474
                                                              ------
Basic earnings per common share.............................  $(1.40)
                                                              ------
Shares issuable upon exercise of dilutive outstanding stock
  options...................................................      --
                                                              ------
Weighted average number of diluted common shares
  outstanding...............................................   6,474
                                                              ------
Diluted earnings per common share...........................  $(1.40)
                                                              ------

18.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest amounted to $20, $10 and $570 for the June 1998 and December 1998 periods and for the year ended December 31, 2000, respectively. No cash was paid for interest for the year ended December 31, 1999. Cash paid for income taxes amounted to $392 and $559 for the years ended December 31, 1999 and 2000, respectively.

     In connection with the Merger, in the December 1998 period, the Company excluded from the consolidated statements of cash flows a non-cash step-up in basis of $30,268 arising from the allocation of Merger consideration, which includes an increase to management contract costs of $43,378, a decrease in other assets related to hotel leases of $7,652 and a deferred tax liability of $5,458. In addition, as a result of the change in accounting discussed in Note 8, the Company recorded marketable securities and deferred compensation in the amount of $6,451 as of September 30, 1998, which was also excluded from the December 1998 period statement of cash flows.

     In 1999, as a result of the Spin-off, the Company excluded from the consolidated statements of cash flows non-cash equity transfers of $57,614 to minority interests, representing the net book value of Wyndham's 55% non-controlling ownership interest in IH LLC, a transfer of Wyndham's share of the net deferred tax liability of $5,289, and the net book value of the Common Stock distributed to the stockholders of the Company of $65,456. Prior to the Spin-off, the Company excluded from the consolidated statements of cash flows the contribution of Wyndham stock valued at $2,172 that was used to reduce accrued liabilities recorded in connection with the Merger. In addition, as a result of the sale of the equity interests in The Charles Hotel Complex, the Company excluded from the consolidated statements of cash flows a $5,750 secured non-recourse promissory note, which was received as proceeds from the sale, and the elimination of $2,409 of third-party minority interests. The Company also excluded from the consolidated statements of cash flows non-cash unearned compensation of $1,079 related to the issuance of common stock to two executives during 1999.

     In 2000, in connection with the Wyndham Redemption, as discussed in Note 5, the Company excluded from the consolidated statements of cash flows the purchase accounting adjustment that reduced its intangible asset related to investment in management agreements and minority interest by $14,092 and increased long-

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.  SUPPLEMENTAL CASH FLOW INFORMATION, CONTINUED:

term debt by $12,682. In addition, the Company issued 225,000 shares of Preferred Stock valued at $2,250 to three executives, as discussed in Note 4.

19.  INSURANCE:

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

     The Company is liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides employees of the Company with group health insurance benefits. The Company has a financial indemnity liability policy with Northridge which indemnifies the Company for certain obligations for the deficiency in the related Health Trust. The premiums for this coverage received from the properties managed by the Company, net of intercompany amounts paid for employees at the Company's corporate offices and leased hotels, are recorded as direct premiums written. There was a deficiency of $2,949 and $3,374 in the related Health Trust as of December 31, 1999 and 2000, respectively, which was recorded as a liability of the Company in the accompanying consolidated balance sheets.

     All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,083 and $1,361 at December 31, 1999 and 2000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations and is comprised of the following for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000:

                                                 JUNE     DECEMBER
                                                 1998       1998       1999      2000
                                                ------    --------    ------    ------
Reinsurance premiums written..................  $3,191     $2,585     $3,907    $5,772
Direct premiums written.......................     625        875        800       200
Reinsurance premiums ceded....................    (130)      (170)      (100)     (355)
Change in unearned premiums reserve...........     (87)      (103)         2        90
Loss sharing premiums.........................     702        926         10        --
                                                ------     ------     ------    ------
Insurance income..............................  $4,301     $4,113     $4,619    $5,707
                                                ======     ======     ======    ======

20.  EMPLOYEE BENEFIT PLANS:

     The Company maintains a defined contribution savings plan for all employees of the Company. Eligibility for participation in the plan is based on the employee's attainment of 21 years of age and on the completion of one year of service with the Company. Employer contributions are based on a percentage of employee contributions. Participants may make voluntary contributions to the plan of up to 6% of their compensation, as defined. The Company incurred expenses related to employees at its corporate offices of approximately $105, $147, $221 and $227 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.  FINANCIAL INSTRUMENTS:

     The carrying values and fair values of the Company's financial instruments consisted of the following at December 31:

                                                     1999                   2000
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               VALUE       VALUE      VALUE       VALUE
                                              --------    -------    --------    -------
Cash and cash equivalents...................  $22,440     $22,440    $51,327     $51,327
Restricted cash.............................    1,701       1,701      2,173       2,173
Officers and employees notes receivable.....    3,541       3,541      3,442       3,442
Notes receivable-affiliates.................   10,838      10,838     10,235      10,235
Marketable securities.......................    2,134       2,134      2,289       2,289
Redeemable preferred stock..................       --          --      4,708       4,708
Long-term debt..............................       --          --     45,163      45,163

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

     Redeemable preferred stock: The fair value of redeemable preferred stock is estimated based on quoted market prices.

     Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow analysis.

22.  RELATED PARTY TRANSACTIONS:

Transactions with Significant Related Parties:

     Included in net management fees are management fees earned pursuant to management agreements between the Company and the affiliates of Old Interstate or Wyndham that owned the hotels (the "Owned Hotels"). Included in net management fee revenue in the accompanying consolidated statements of operations are fees related to the Owned Hotels amounting to $6,987, $6,129, $7,410 and $2,050 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively. Receivables from management fee revenues from the Owned Hotels comprise the related party receivables -- management contracts in the accompanying consolidated balance sheets.

     Revenues from other fees include primarily insurance revenues and purchasing fees. Insurance revenues from Owned Hotels amounted to $1,378, $1,929, $750 and $325 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively. Purchasing fees from Owned Hotels amounted to $616, $552, $357 and $321 for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000, respectively.

     During 2000, the Company paid $1,000 to Lehman Brothers Holdings Inc. for advisory services in connection with the closing of the Securities Purchase Agreement.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22.  RELATED PARTY TRANSACTIONS, CONTINUED:

Concentration of Risk:

     Notes receivable -- affiliates at December 31, 1999 and 2000 include two notes receivable from the current owner of The Charles Hotel Complex, which were loaned in 1999, in the amounts of $5,750 and $2,500, and mature on June 18, 2002 and October 1, 2002, respectively. Both notes pay quarterly interest only, at a rate of 10% per annum, until maturity, at which time the outstanding principal balances on the notes are due and payable. The notes are not collateralized. In addition, the Company manages three hotels located in Russia, one of which opened in December 1998. As of December 31, 1999 and 2000, receivables from these hotels amounted to $4,049 and $4,537, respectively. The Company currently estimates that all of these receivables are collectible; however, actual collections could differ from current estimates.

Equity Inns:

     A significant shareholder and the Chairman of the Board of Equity Inns is a member of the Company's Board of Directors.

     Included in notes receivable -- affiliates is a loan in the amount of $666 to an entity for which the Company shares proceeds from the loan pari pasu with Equity Inns. The Company recorded a reserve for uncollectible accounts for the full amount of the loan during 2000.

Account Payable -- Related Parties:

     Accounts payable -- related parties at December 31, 1999 and 2000 represents the Company's required distribution to Wyndham for the period subsequent to the Spin-off. In accordance with the term of IH LLC's limited liability company agreement, and prior to the execution of the Wyndham Redemption, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham for the year ended December 31, 1999 and for the period from January 1, 2000 to October 31, 2000. Effective with the execution of the Wyndham Redemption, the Company is required to distribute 1.6627% of IH LLC's cash flows from operations to Wyndham for the period from November 1, 2000 to December 31, 2000.

23.  SEGMENT INFORMATION:

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

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, (ii) operations of mid-scale, upper economy and budget hotels, and (iii) The Charles Hotel (hotel ownership). The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget hotels segment derives revenues from managing and leasing hotels and certain specialized support services. The Charles Hotel segment consisted principally of an equity investment in The Charles Hotel Complex, which was sold during the second quarter of 1999.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23.  SEGMENT INFORMATION, CONTINUED:
     The table below presents revenue and operating income (loss) information for each reportable segment for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000.

                                            JUNE      DECEMBER
                                            1998        1998        1999        2000
                                          --------    --------    --------    --------
REVENUES:
Luxury and Upscale Hotels...............  $ 26,010    $ 30,745    $ 41,808    $ 37,332
Mid-Scale, Upper Economy
  and Budget Hotels.....................    80,753     117,649     198,546     208,780
                                          --------    --------    --------    --------
  Consolidated totals...................  $106,763    $148,394    $240,354    $246,112
                                          ========    ========    ========    ========
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels(1)............  $ 11,887    $ 10,727    $  2,868    $ (6,532)
Mid-Scale, Upper Economy and Budget
  Hotels(2).............................     1,278      (1,208)    (30,085)    (20,304)
                                          --------    --------    --------    --------
  Consolidated totals...................  $ 13,165    $  9,519    $(27,217)   $(26,836)
                                          ========    ========    ========    ========

---------------

(1) The 2000 amount includes $2,096 of costs incurred in connection with the start-up of the Joint Venture and $923 of other costs incurred in connection with transactions contemplated under the Securities Purchase Agreement.

(2) The 1999 amount includes a $2,000 one-time charge for additional incentive rent paid in settlement of a dispute with Equity Inns resulting from the Merger, and a $16,406 impairment charge on leased hotel intangible assets. The 2000 amount includes a $12,550 non-cash impairment charge on leased hotel intangible assets.

     Depreciation and amortization included in segment operating income (loss) for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000 were as follows:

                                                JUNE     DECEMBER
                                                1998       1998       1999       2000
                                               ------    --------    -------    -------
Luxury and Upscale Hotels....................  $  776    $ 7,844     $13,569    $12,548
Mid-Scale, Upper Economy and Budget Hotels...   1,376      2,815       7,264      3,543
                                               ------    -------     -------    -------
  Consolidated totals........................  $2,152    $10,659     $20,833    $16,091
                                               ======    =======     =======    =======

     The net book value of intangible and other assets by segment consisted of the following at December 31:

                                                               1999       2000
                                                              -------    -------
Luxury and Upscale Hotels...................................  $42,736    $21,969
Mid-Scale, Upper Economy and Budget Hotels..................   22,106      4,550
                                                              -------    -------
  Consolidated totals.......................................  $64,842    $26,519
                                                              =======    =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23.  SEGMENT INFORMATION, CONTINUED:

     The following table reconciles the Company's measure of segment profit to consolidated net income (loss) for the June 1998 and December 1998 periods and for the years ended December 31, 1999 and 2000.

                                                     JUNE     DECEMBER
                                                     1998       1998         1999        2000
                                                    ------    ---------    --------    --------
Total after-tax operating income (loss)...........  $7,899     $5,711      $(16,330)   $(16,101)
Unallocated amounts, net of tax:
  Interest, net...................................     122        234           821       1,066
  Other, net......................................     284        835           910        (299)
  Loss on sale of investment in hotel real
     estate.......................................      --         --          (526)         --
  Minority interest...............................     (14)      (125)        7,508       6,431
                                                    ------     ------      --------    --------
Consolidated net income (loss)....................  $8,291     $6,655      $ (7,617)   $ (8,903)
                                                    ======     ======      ========    ========

24.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of the years ended December 31, 1999 and 2000:

                                                      FIRST     SECOND      THIRD     FOURTH
                                                     -------    -------    -------    -------
2000:
Total revenues.....................................  $54,810    $65,665    $65,854    $59,783
Operating loss.....................................   (4,303)      (940)   (15,929)    (5,664)
Net loss available to common stockholders..........     (905)      (411)    (4,156)    (3,570)
Basic earnings per common share....................     (.15)      (.07)      (.66)      (.54)
Diluted earnings per common share..................     (.15)      (.07)      (.66)      (.54)

1999:
Total revenues.....................................  $54,144    $63,541    $65,561    $57,108
Operating loss.....................................   (4,455)      (822)    (2,489)   (19,451)
Net (loss) income available to common
  stockholders.....................................   (2,438)       375       (565)    (4,989)
Basic earnings per common share....................       --         --       (.09)      (.82)
Diluted earnings per common share..................       --         --       (.09)      (.82)

25.  SUBSEQUENT EVENT:

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in a limited partnership (the "Partnership") that owns eight mid-scale hotels, for a total acquisition cost, including closing costs, of approximately $8,330. FelCor Lodging Trust Incorporated ("FelCor") owns the other 50% of the Partnership. The eight hotels are: Fairfield Inn Scottsdale-Downtown, Arizona; Courtyard by Marriott Atlanta-Downtown, Georgia; Fairfield Inn Atlanta-Downtown, Georgia; Fairfield Inn Dallas-Regal Row, Texas; Courtyard by Marriott Houston-Near the Galleria, Texas; Fairfield Inn Houston-Near the Galleria, Texas; Fairfield Inn Houston I-10-East, Texas; and Hampton Inn Houston I-10-East, Texas. The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by Crossroads Hospitality Management Company, a subsidiary of the Company since January 1, 2001.

     The Company used cash on hand, as well as a $4,170 loan from FelCor, to fund the acquisition. As part of the transaction, the Partnership simultaneously closed on an aggregate of $52,250 non-recourse loans from Lehman Brothers Bank, FSB secured by the hotels, with cash proceeds to FelCor of approximately $48,000. The loans mature in 2011.

     The Company will account for this investment using the equity method of accounting.