Form 10-Q
period 2001-03-31
INTERSTATE HOTELS CORP
filed 2001-05-15
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at May 11, 2001 was as follows: Class A shares 6,291,285 and Class B shares 242,555.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Condensed Consolidated Balance Sheets - December 31, 2000
          and March 31, 2001..........................................      2
          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 2000 and March 31, 2001..............      3
          Condensed Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 2000 and March 31, 2001..............      4
          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     12

Item 6.   Exhibits and Reports on Form 8-K............................     12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2001
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)

                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,327       $ 34,729
  Accounts receivable, net of allowance for doubtful
    accounts of $542 in 2000 and
    $489 in 2001............................................      17,066         17,100
  Deferred income taxes.....................................       1,891          2,075
  Other current assets......................................       1,587          1,464
                                                                --------       --------
      Total current assets..................................      71,871         55,368
Restricted cash.............................................       2,173          1,648
Marketable securities.......................................       2,289          2,825
Property and equipment, net.................................      15,084         15,093
Officers and employees notes receivable.....................       3,442          2,914
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $666....................      10,235         10,518
Equity investments in hotel real estate.....................       8,779         17,270
Deferred income taxes.......................................       3,086          3,603
Intangible and other assets.................................      27,014         24,929
                                                                --------       --------
      Total assets..........................................    $143,973       $134,168
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       2,922          1,222
  Accounts payable -- health trust..........................       4,459          4,579
  Accounts payable -- related parties.......................       2,473          2,508
  Accrued payroll and related benefits......................       9,992          4,156
  Accrued rent..............................................       5,227            175
  Other accrued liabilities.................................      14,449         12,405
  Current portion of long-term debt.........................       8,343          8,345
                                                                --------       --------
      Total current liabilities.............................      47,865         33,390
Deferred compensation.......................................       2,289          2,825
Long-term debt..............................................      36,820         40,963
                                                                --------       --------
      Total liabilities.....................................      86,974         77,178
Minority interest...........................................         433            433
Mandatorily redeemable preferred stock......................       4,708          4,911
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 2000 and March 31, 2001.............................          --             --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 6,399,744 and 6,552,440 shares issued and
    outstanding at December 31, 2000 and March 31, 2001,
    respectively............................................          64             66
  Common stock options/warrants.............................          --             59
  Paid-in capital...........................................      66,725         66,938
  Retained deficit..........................................     (14,931)       (15,417)
                                                                --------       --------
      Total stockholders' equity............................      51,858         51,646
                                                                --------       --------
      Total liabilities and stockholders' equity............    $143,973       $134,168
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

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          2001
                                                              ----------    ----------
Lodging revenues:
  Rooms.....................................................  $   42,995    $    1,065
  Other departmental........................................       2,730            36
Net management fees.........................................       6,184         6,476
Other fees..................................................       2,901         3,508
                                                              ----------    ----------
                                                                  54,810        11,085
                                                              ----------    ----------
Lodging expenses:
  Rooms.....................................................      10,466           271
  Other departmental........................................       1,594            24
  Property costs............................................      14,105           390
General and administrative..................................       3,184         2,837
Payroll and related benefits................................       5,320         5,357
Lease expense...............................................      20,156            94
Depreciation and amortization...............................       4,288         2,793
                                                              ----------    ----------
                                                                  59,113        11,766
                                                              ----------    ----------
Operating loss..............................................      (4,303)         (681)
Other income:
  Interest, net.............................................         446            20
  Other, net................................................          --           177
                                                              ----------    ----------
Loss before income tax benefit..............................      (3,857)         (484)
Income tax benefit..........................................        (603)         (208)
                                                              ----------    ----------
Loss before minority interest...............................      (3,254)         (276)
Minority interest...........................................      (2,349)           36
                                                              ----------    ----------
Net loss....................................................        (905)         (312)
Mandatorily redeemable preferred stock:
  Dividends.................................................          --           159
  Accretion.................................................          --            15
                                                              ----------    ----------
Net loss available to common stockholders...................  $     (905)   $     (486)
                                                              ==========    ==========
Earnings per common share and common share equivalent:
  Basic.....................................................  $     (.15)   $     (.07)
                                                              ==========    ==========
  Diluted...................................................  $     (.15)   $     (.07)
                                                              ==========    ==========
Weighted average number of common share and common share
  equivalents outstanding:
  Basic.....................................................   6,063,079     6,481,182
                                                              ==========    ==========
  Diluted...................................................   6,063,079     6,481,182
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................    $  (905)        $  (312)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................      4,288           2,793
     Equity in earnings from unconsolidated subsidiaries....         --            (177)
     Minority interest......................................     (2,349)             36
     Deferred income taxes..................................     (1,198)           (701)
     Amortization of mandatorily redeemable preferred
      stock.................................................         --             188
     Other..................................................        410              58
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................       (208)            (34)
     Other current assets...................................         57              79
     Accounts payable.......................................        529          (7,416)
     Accrued liabilities....................................      4,690          (7,243)
                                                                -------         -------
       Net cash provided by (used in) operating
        activities..........................................      5,314         (12,729)
                                                                -------         -------
Cash flows from investing activities:
  Change in restricted cash.................................        256             525
  Purchases of property and equipment, net..................       (112)           (308)
  Purchases of marketable securities........................       (400)           (220)
  Proceeds from sale of marketable securities...............        374             368
  Net cash invested in unconsolidated subsidiaries..........         --          (8,314)
  Change in officers and employees notes receivable, net....        156             528
  Net investment in management contracts....................        (59)           (141)
  Change in affiliates notes receivable, net................         65            (283)
  Other.....................................................        181            (119)
                                                                -------         -------
       Net cash provided by (used in) investing
        activities..........................................        461          (7,964)
                                                                -------         -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................      7,560           4,169
  Repayment of long-term debt...............................         (8)            (24)
  Financing fees paid.......................................        (85)           (105)
  Proceeds from issuance of common stock....................         --             215
  Dividends paid on mandatorily redeemable preferred
     stock..................................................         --            (159)
  Related party payables....................................         --              (1)
                                                                -------         -------
       Net cash provided by financing activities............      7,467           4,095
                                                                -------         -------
Net increase (decrease) in cash and cash equivalents........     13,242         (16,598)
Cash and cash equivalents at beginning of period............     22,440          51,327
                                                                -------         -------
Cash and cash equivalents at end of period..................    $35,682         $34,729
                                                                =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation (the "Company") was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off"). As of March 31, 2001, the Company managed or performed related services for 141 hotels with a total of 28,172 rooms in 37 states in the United States, and in Canada, the Caribbean and Russia. These hotels are operated under a number of franchise agreements, with the largest franchisors being Marriott International, Inc. and Promus Hotels, Inc. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the "Owned Hotel"), and has non-controlling equity interests in 11 of these hotels.

     The consolidated financial statements of the Company consist of the historical results of the Company and its subsidiaries and the operations of the Owned Hotel from its respective date of acquisition.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2. ACQUISITIONS:

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in a limited partnership that owns eight mid-scale hotels, for a total acquisition cost, including closing costs, of approximately $8,548. FelCor Lodging Trust Incorporated ("FelCor") owns the remaining 50% of the partnership. The eight hotels are: Fairfield Inn Scottsdale-Downtown, Arizona; Courtyard by Marriott Atlanta-Downtown, Georgia; Fairfield Inn Atlanta-Downtown, Georgia; Fairfield Inn Dallas-Regal Row, Texas; Courtyard by Marriott Houston-Near the Galleria, Texas; Fairfield Inn Houston-Near the Galleria, Texas; Fairfield Inn Houston I-10-East, Texas; and Hampton Inn Houston I-10-East, Texas. The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by Crossroads Hospitality Management Company, a subsidiary of the Company, since January 1, 2001.

     The Company used cash on hand of $4,378 and a $4,170 promissory note from FelCor to fund the acquisition. The promissory note pays interest at the rate of 12% per annum and the principal balance is due and payable on December 31, 2010. The Company is accounting for this investment using the equity method of accounting. This transaction has not been presented in pro forma financial information of the Company as the pro forma presentation of this transaction would not materially differ the historical financial statements presented herein.

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. EARNINGS PER SHARE:

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the three-month periods ended March 31, 2000 and 2001 were as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          2001
                                                              ----------    ----------
Net loss available to common stockholders...................  $      905    $      486
                                                              ----------    ----------
Weighted average number of common shares outstanding........   6,063,079     6,481,182
                                                              ----------    ----------
Basic earnings per common share.............................  $     (.15)   $     (.07)
                                                              ----------    ----------
Shares issuable upon exercise of dilutive outstanding stock
  options...................................................          --            --
                                                              ----------    ----------
Weighted average number of diluted common shares
  outstanding...............................................   6,063,079     6,481,182
                                                              ----------    ----------
Diluted earnings per common share...........................  $     (.15)   $     (.07)
                                                              ==========    ==========

4. COMMITMENTS AND CONTINGENCIES:

     The Company has committed to invest $25,000 of the total proceeds received from the issuance of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions.

5. SEGMENT INFORMATION:

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including revenues from insurance, purchasing and equipment leasing. The mid-scale, upper economy and budget hotels segment primarily derives revenues from management fees and certain specialized support services, as well as the operating revenues from the Owned Hotel.

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SEGMENT INFORMATION:--CONTINUED:
     The table below presents revenue and operating income (loss) information for each reportable segment for the three-month periods ended March 31, 2000 and 2001.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
REVENUES:
Luxury and Upscale Hotels...................................  $ 8,064    $ 7,770
Mid-Scale, Upper Economy
  and Budget Hotels(1)......................................   46,746      3,315
                                                              -------    -------
  Consolidated totals.......................................  $54,810    $11,085
                                                              =======    =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...................................  $(1,834)   $  (804)
Mid-Scale, Upper Economy and Budget Hotels(1)...............   (2,469)       123
                                                              -------    -------
  Consolidated totals.......................................  $(4,303)   $  (681)
                                                              =======    =======

---------------
(1) The 2000 amount includes the operating revenues and expenses of previously leased hotels that are no longer reflected in the financial statements of the Company as a result of the Equity Inns Conversion. In 2001, the Company records revenues earned from management fees only. See Part II, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the Equity Inns Conversion.

     Depreciation and amortization included in segment operating income (loss) information for the three-month periods ended March 31, 2000 and 2001 were as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                  2000         2001
                                                              ------------   ---------
Luxury and Upscale Hotels...................................    $ 3,317       $ 2,287
Mid-Scale, Upper Economy and Budget Hotels..................        971           506
                                                                -------       -------
  Consolidated totals.......................................    $ 4,288       $ 2,793
                                                                =======       =======

     The net book value of intangible and other assets by segment consisted of the following at December 31, 2000 and March 31, 2001:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2001
                                                              ------------   ---------
Luxury and Upscale Hotels...................................    $21,969       $20,210
Mid-Scale, Upper Economy and Budget Hotels..................      4,550         4,311
                                                                -------       -------
  Consolidated totals.......................................    $26,519       $24,521
                                                                =======       =======

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SEGMENT INFORMATION:--CONTINUED:

     The following table reconciles the Company's measure of operating loss to consolidated net loss for the three-month periods ended March 31, 2000 and 2001.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                  2000         2001
                                                              ------------   ---------
Total after-tax operating loss..............................    $(2,581)      $  (409)
Unallocated amounts, net of tax:
  Interest, net.............................................        267            12
  Other, net................................................         --           106
  Minority interest.........................................      1,409           (21)
                                                                -------       -------
Consolidated net loss.......................................    $  (905)      $  (312)
                                                                =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Lodging revenues in the three months ended March 31, 2001 (the "2001 Three Months") consist of rooms, food and beverage and other departmental revenues from the Owned Hotel and one leased hotel. Lodging revenues decreased by $44.6 million, or 97.6%, from $45.7 million in the three months ended March 31, 2000 (the "2000 Three Months") to $1.1 million in the 2001 Three Months. Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease agreements for 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company (the "Equity Inns Conversion"). As a result, effective January 1, 2001, the operating revenues of these hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. In the 2000 Three Months, the Company recorded $44.5 million of lodging revenues related to these leased hotels.

     Net management fees increased by $0.3 million, or 4.7%, from $6.2 million in the 2000 Three Months to $6.5 million in the 2001 Three Months. This increase was primarily due to additional management fee revenue earned from hotels as a result of the Equity Inns Conversion, as discussed above. Other fees increased by $0.6 million, or 20.9%, from $2.9 million in the 2000 Three Months to $3.5 million in the 2001 Three Months. This increase was primarily due to a general increase in the utilization of the Company's ancillary services by the managed hotels. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

     Lodging expenses in the 2001 Three Months consist of rooms, food and beverage, property costs and other departmental expenses from the Owned Hotel and one leased hotel. Lodging expenses decreased by $25.5 million, or 97.4%, from $26.2 million in the 2000 Three Months to $0.7 million in the 2001 Three Months. As a result of the Equity Inns Conversion effective January 1, 2001, the operating expenses of the previously leased hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. In the 2000 Three Months, the Company recorded $25.5 million of lodging expenses related to these leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $0.4 million, or 10.9%, from $3.2 million in the 2000 Three Months to $2.8 million in the 2001 Three Months. During the 2000 Three Months, the Company incurred an expense for a $0.3 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The Company incurred no such deficiency during the 2001 Three Months. General and administrative expenses as a percentage of revenues increased to 25.6% during the 2001 Three Months compared to 5.8% during the 2000 Three Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Payroll and related benefits increased slightly from $5.3 million in the 2000 Three Months to $5.4 million in the 2001 Three Months. This increase was primarily due to variable plan stock option expense incurred by the Company for the repricing of stock options that were previously granted under the Company's Equity Incentive Plan. Under the terms of the repricing, each optionee was given the right to elect to keep their options at the stated exercise price of $4.50 or to return 40% of their options, but reducing the exercise price to $2.00 for their remaining options. As a result, 939,500 options were cancelled and replaced with 563,700 options at an exercise price of $2.00. In future periods, fluctuations in the Company's stock price will have a non-cash effect on the future results of operations under variable plan accounting for these options. Payroll and related benefits as a percentage of revenues increased to 48.3% during the 2001 Three Months compared to 9.7% during the 2000 Three Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Lease expense in the 2001 Three Months represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from one leased hotel. Lease expense decreased by

$20.1 million, or 99.5%, from $20.2 million in the 2000 Three Months to $0.1 million in the 2001 Three Months. As a result of the Equity Inns Conversion effective January 1, 2001, the Company no longer incurs lease expense related to the previously leased hotels.

     Depreciation and amortization decreased by $1.5 million, or 34.9%, from $4.3 million in the 2000 Three Months to $2.8 million in the 2001 Three Months. This decrease was partially due to the Equity Inns Conversion that resulted in a non-cash impairment loss of $12.6 million in 2000 related to the carrying value of the Company's long-term intangible assets. This loss reduced the Company's investment in lease agreements and resulted in decreased amortization of $0.3 million in the 2001 Three Months. In addition, during the fourth quarter of 2000, the Company redeemed from affiliates of Wyndham substantially all of their 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company, that Wyndham retained after the Spin-off. This redemption resulted in a $14.1 million reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements and resulted in decreased amortization of $1.3 million in the 2001 Three Months.

     As a result of the changes noted above, an operating loss of $0.7 million was incurred in the 2001 Three Months as compared to an operating loss of $4.3 million in the 2000 Three Months.

     Net interest income decreased by $0.4 million during the 2001 Three Months due to $0.5 million of interest expense that was incurred by the Company related to the $25.0 million Subordinated Convertible Notes.

     Other income in the 2001 Three Months consisted of equity in earnings related to three non-controlling equity investments that the Company acquired in 2000.

     Income tax benefit for the three-month periods in 2000 and 2001 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Minority interest in the 2000 Three Months reflected Wyndham's 55% non-controlling interest in IH LLC. Minority interest in the 2001 Three Months reflected the reduction of Wyndham's interest in IH LLC in the fourth quarter of 2000 to a 1.6627% common interest, as discussed above.

     As a result of the changes noted above, a net loss of $0.3 million was incurred in the 2001 Three Months as compared to a net loss of $0.9 million in the 2000 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $34.7 million at March 31, 2001 compared to $51.3 million at December 31, 2000, and current assets exceeded current liabilities by $22.0 million at March 31, 2001 compared to $24.0 million at December 31, 2000. At March 31, 2001, the Company's cash and cash equivalents included $7.6 million of escrowed funds that are payable to Wyndham in July 2001 in connection with the Company's redemption of Wyndham's 55% non-controlling interest in IH LLC. In addition, the Company has committed to invest $25.0 million of its cash and cash equivalents into a joint venture with entities affiliated with Lehman Brothers Holdings Inc.

     Net cash used in operating activities was $12.7 million during the 2001 Three Months compared to net cash provided by operating activities of $5.3 million during the 2000 Three Months. The decrease resulted primarily from an increase in operating income (adjusted for non-cash items) of $1.6 million from 2000 to 2001, offset by a decrease of $19.6 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities associated with the previously leased hotels.

     Net cash provided by financing activities was $4.1 million during the 2001 Three Months compared to net cash provided by financing activities of $7.5 million during the 2000 Three Months. In March 2001, the Company entered into a $4.1 million promissory note to fund the acquisition of a 50% non-controlling equity interest in eight hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. In February 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Company's Owned Hotel.

     Net cash used in investing activities was $8.0 million during the 2001 Three Months compared to net cash provided by investing activities of $0.5 million during the 2000 Three Months. In March 2001, the Company invested $8.5 million for a 50% non-controlling equity interest in eight hotels. The Company's capital expenditure budget for the year ending December 31, 2001 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million of the total proceeds received from the issuance of the $25.0 million Subordinated Convertible Notes and the $0.5 million Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions.

     In accordance with the terms of IH LLC's limited liability company agreement, and prior to the execution of the redemption of substantially all of Wyndham's 55% non-controlling interest, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham through October 31, 2000. Thereafter, the Company is required to distribute 1.6627% of IH LLC's cash flows form operations based on Wyndham's remaining common interest in IH LLC. As part of this redemption, Wyndham retained a preferred membership interest which may be redeemed by IH LLC on July 1, 2001 for $7.5 million. The Company's required distribution to Wyndham for the period from January 1, 2000 through October 31, 2000 totaled $2.5 million and is expected to be paid in the second quarter of 2001.

     In February 2001, the Company's Board of Directors approved a stock repurchase program providing for the purchase of shares of its Class A Common Stock, with an aggregate purchase price of up to $2.0 million. During the second quarter of 2001 and as of May 11, 2001, the Company purchased, and subsequently cancelled, 18,600 shares of its Class A Common Stock for an aggregate purchase price of $48,763.

     The Company intends to pursue future opportunities to manage hotels on behalf of third-party owners, including through the joint venture, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the proceeds from the issuance of the Subordinated Convertible Notes and the Series B Convertible Preferred Stock, together with a planned credit facility (as discussed below), cash on hand and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

     The Company is currently negotiating with Lehman Brothers Inc. ("Lehman") for a $50.0 million senior credit facility. The Company and Lehman have executed a commitment letter, pursuant to which Lehman has committed to lend $25.0 million and an affiliate of Lehman has agreed to syndicate an additional $25.0 million. The Company expects to close on the credit facility in the second quarter of 2001.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words or phrases such as "will likely result," "are expected to," "will continue," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

     Forward-looking statements are not guarantees of future performance. The Company's forward-looking statements are based on trends that the Company's management anticipates in the lodging industry and the effect on those trends by such factors as industry capacity, the seasonal nature of the lodging industry and product demand and pricing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures required by this Item 3 and by Rule 305 of SEC Regulation S-K are not material to the Company at this time. The Company does not have any foreign currency or commodities contracts. Interest rates governing the majority of the Company's debt are fixed and therefore not subject to market risk.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 2001, Columbus Hotels Properties, LLC sought termination of eight hotel management agreements and a master agreement between it and a subsidiary of the Company. In response to this attempt to terminate the agreements, the Company filed a demand for arbitration with the American Arbitration Association. Following the Company's demand for arbitration, Columbus Hotel Properties, LLC and Corporate Capital, LLC commenced an action against Interstate Hotels Company, Crossroads Hospitality Company (sic) and Crossroads Hospitality Management Company, which are subsidiaries of the Company, on March 22, 2001 in the Civil District Court for the Parish of Orleans in the State of Louisiana. The action alleges, among other things, fraudulent misrepresentations inducing the plaintiff to enter into a master agreement and certain hotel management agreements and to purchase the Company's common stock. In addition, the action alleges gross negligence in defendants' performance under those agreements and breach of the agreements and fiduciary duties to the plaintiffs. The action seeks, among other things, compensatory and consequential damages in such amounts as may be determined by a jury, termination of the agreements and a rescission of certain transactions between the parties.

     The Company's management believes that this legal proceeding will not have a material effect on the Company's financial condition or results of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1 Employment Agreement, effective as of March 29, 2001, by and between the Company and Glyn F. Aeppel.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: May 15, 2001                        By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)