Form 10-Q
period 2001-06-30
INTERSTATE HOTELS CORP
filed 2001-08-14
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at August 13, 2001 was as follows: Class A shares 5,815,985 and Class B shares 242,555.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Condensed Consolidated Balance Sheets - December 31, 2000
          and June 30, 2001...........................................      2
          Condensed Consolidated Statements of Operations - Three
          Months and Six Months Ended June 30, 2000 and June 30,
          2001........................................................      3
          Condensed Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2000 and June 30, 2001.......................      4
          Notes to Condensed Consolidated Financial Statements........      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     13

Item 4.   Submission of Matters to a Vote of Security Holders.........     13

Item 6.   Exhibits and Reports on Form 8-K............................     13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  2000           2001
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)

                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,327       $ 38,261
  Accounts receivable, net of allowance for doubtful
    accounts of $542 in 2000 and
    $265 in 2001............................................      17,066         15,655
  Deferred income taxes.....................................       1,891          1,873
  Other current assets......................................       1,587            732
                                                                --------       --------
      Total current assets..................................      71,871         56,521
Restricted cash.............................................       2,173          1,281
Marketable securities.......................................       2,289          2,816
Property and equipment, net.................................      15,084         14,868
Officers and employees notes receivable.....................       3,442          2,364
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $666....................      10,235         10,389
Equity investments in hotel real estate.....................       8,779         17,277
Deferred income taxes.......................................       3,086          3,897
Intangible and other assets.................................      27,014         23,005
                                                                --------       --------
      Total assets..........................................    $143,973       $132,418
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       2,922            811
  Accounts payable -- health trust..........................       4,459          4,179
  Accounts payable -- related parties.......................       2,473          2,562
  Accrued payroll and related benefits......................       9,992          3,765
  Accrued rent..............................................       5,227            254
  Other accrued liabilities.................................      14,449         11,453
  Current portion of long-term debt.........................       8,343          8,347
                                                                --------       --------
      Total current liabilities.............................      47,865         31,371
Deferred compensation.......................................       2,289          2,816
Long-term debt..............................................      36,820         40,936
                                                                --------       --------
      Total liabilities.....................................      86,974         75,123
Minority interest...........................................         433            433
Mandatorily redeemable preferred stock......................       4,708          5,114
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 2000 and June 30, 2001..............................          --             --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 6,399,744 and 6,527,340 shares issued and
    outstanding at December 31, 2000 and June 30, 2001,
    respectively............................................          64             65
  Common stock options/warrants.............................          --            287
  Paid-in capital...........................................      66,725         66,869
  Retained deficit..........................................     (14,931)       (15,473)
                                                                --------       --------
      Total stockholders' equity............................      51,858         51,748
                                                                --------       --------
      Total liabilities and stockholders' equity............    $143,973       $132,418
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

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                             -----------------------    -----------------------
                                                2000         2001          2000         2001
                                             ----------   ----------    ----------   ----------
Lodging revenues:
  Rooms....................................  $   51,913   $    1,386    $   94,908   $    2,451
  Other departmental.......................       3,164           37         5,894           73
Net management fees........................       7,861        6,404        14,045       12,880
Other fees.................................       2,727        4,437         5,628        7,945
                                             ----------   ----------    ----------   ----------
                                                 65,665       12,264       120,475       23,349
                                             ----------   ----------    ----------   ----------
Lodging expenses:
  Rooms....................................      11,999          299        22,465          570
  Other departmental.......................       1,915           21         3,509           45
  Property costs...........................      15,449          431        29,554          821
General and administrative.................       3,288        2,911         6,472        5,748
Payroll and related benefits...............       5,433        5,461        10,753       10,818
Lease expense..............................      24,221          188        44,377          282
Depreciation and amortization..............       4,300        2,782         8,588        5,575
                                             ----------   ----------    ----------   ----------
                                                 66,605       12,093       125,718       23,859
                                             ----------   ----------    ----------   ----------
Operating income (loss)....................        (940)         171        (5,243)        (510)
Other income (expense):
  Interest, net............................         538          (77)          984          (57)
  Other, net...............................          24          157            24          334
                                             ----------   ----------    ----------   ----------
Income (loss) before income tax expense
  (benefit)................................        (378)         251        (4,235)        (233)
Income tax expense (benefit)...............        (274)          79          (877)        (129)
                                             ----------   ----------    ----------   ----------
Income (loss) before minority interest.....        (104)         172        (3,358)        (104)
Minority interest..........................         307           54        (2,042)          90
                                             ----------   ----------    ----------   ----------
Net income (loss)..........................        (411)         118        (1,316)        (194)
Mandatorily redeemable preferred stock:
  Dividends................................          --          159            --          318
  Accretion................................          --           15            --           30
                                             ----------   ----------    ----------   ----------
Net loss available to common
  stockholders.............................  $     (411)  $      (56)   $   (1,316)  $     (542)
                                             ==========   ==========    ==========   ==========
Earnings per common share and common share
  equivalent:
  Basic....................................  $     (.07)  $     (.01)   $     (.21)  $     (.08)
                                             ==========   ==========    ==========   ==========
  Diluted..................................  $     (.07)  $     (.01)   $     (.21)  $     (.08)
                                             ==========   ==========    ==========   ==========
Weighted average number of common share and
  common share equivalents outstanding:
  Basic....................................   6,158,558    6,538,917     6,158,558    6,510,209
                                             ==========   ==========    ==========   ==========
  Diluted..................................   6,158,558    6,538,917     6,158,558    6,510,209
                                             ==========   ==========    ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(1,316)   $  (194)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................    8,588      5,575
     Equity in earnings from unconsolidated subsidiaries....       --       (319)
     Minority interest......................................   (2,042)        90
     Deferred income taxes..................................   (1,758)      (793)
     Amortization of mandatorily redeemable preferred
      stock.................................................       --        376
     Other..................................................      572        287
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................     (155)     1,711
     Other current assets...................................     (539)       555
     Accounts payable.......................................   (1,174)    (8,618)
     Accrued liabilities....................................    7,201     (7,985)
                                                              -------    -------
       Net cash provided by (used in) operating
        activities..........................................    9,377     (9,315)
                                                              -------    -------
Cash flows from investing activities:
  Change in restricted cash.................................       14        892
  Purchases of property and equipment, net..................     (217)      (388)
  Purchases of marketable securities........................   (1,151)    (2,377)
  Proceeds from sale of marketable securities...............    1,111      2,394
  Net cash invested in unconsolidated subsidiaries..........       --     (8,179)
  Change in officers and employees notes receivable, net....     (233)     1,078
  Net investment in management contracts....................      (71)      (471)
  Change in affiliates notes receivable, net................     (355)      (154)
  Other.....................................................      102       (229)
                                                              -------    -------
       Net cash used in investing activities................     (800)    (7,434)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    7,560      4,169
  Repayment of long-term debt...............................      (31)       (49)
  Financing fees paid.......................................      (85)      (262)
  Proceeds from issuance of common stock....................       --        215
  Dividends paid on mandatorily redeemable preferred
     stock..................................................       --       (318)
  Related party payables....................................   (3,940)        (1)
  Common stock repurchased and retired......................       --        (71)
                                                              -------    -------
       Net cash provided by financing activities............    3,504      3,683
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   12,081    (13,066)
Cash and cash equivalents at beginning of period............   22,440     51,327
                                                              -------    -------
Cash and cash equivalents at end of period..................  $34,521    $38,261
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

                         INTERSTATE HOTELS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation (the "Company") was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off"). As of June 30, 2001, the Company managed or performed related services for 134 hotels with a total of 27,163 rooms in 36 states in the United States, and in Canada, the Caribbean and Russia. These hotels are operated under a number of franchise agreements, with the largest franchisors being Marriott International, Inc. and Promus Hotels, Inc. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the "Owned Hotel"), and has non-controlling equity interests in 11 of these hotels.

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

     The accompanying consolidated interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. EARNINGS PER SHARE:

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common shares outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. EARNINGS PER SHARE--CONTINUED

are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the three-and six-month periods ended June 30, 2000 and 2001 were as follows:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                              -----------------------    -----------------------
                                                 2000         2001          2000         2001
                                              ----------   ----------    ----------   ----------
Net loss available to common stockholders...  $     (411)  $      (56)   $   (1,316)  $     (542)
                                              ----------   ----------    ----------   ----------
Weighted average number of common shares
  outstanding...............................   6,158,558    6,538,917     6,158,558    6,510,209
                                              ----------   ----------    ----------   ----------
Basic earnings per common share.............  $     (.07)  $     (.01)   $     (.21)  $     (.08)
                                              ----------   ----------    ----------   ----------
Shares issuable upon exercise of dilutive
  outstanding stock options.................          --           --            --           --
                                              ----------   ----------    ----------   ----------
Weighted average number of diluted common
  shares outstanding........................   6,158,558    6,538,917     6,158,558    6,510,209
                                              ----------   ----------    ----------   ----------
Diluted earnings per common share...........  $     (.07)  $     (.01)   $     (.21)  $     (.08)
                                              ==========   ==========    ==========   ==========

3. COMMITMENTS AND CONTINGENCIES:

     The Company has committed to invest $25,000 of the total proceeds received from the issuance of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions.

4. SEGMENT INFORMATION:

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

     The table below presents revenue and operating income (loss) information for each reportable segment for the three- and six-month periods ended June 30, 2000 and 2001.

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   ------------------
                                                   2000       2001       2000      2001
                                                 --------   --------   --------   -------
REVENUES:
Luxury and Upscale Hotels......................  $ 9,402    $ 8,798    $ 17,466   $16,568
Mid-Scale, Upper Economy and Budget
  Hotels(1)....................................   56,263      3,466     103,009     6,781
                                                 -------    -------    --------   -------
  Consolidated totals..........................  $65,665    $12,264    $120,475   $23,349
                                                 =======    =======    ========   =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels......................  $  (768)   $   (25)   $ (2,602)  $  (829)
Mid-Scale, Upper Economy and Budget
  Hotels(1)....................................     (172)       196      (2,641)      319
                                                 -------    -------    --------   -------
  Consolidated totals..........................  $  (940)   $   171    $ (5,243)  $  (510)
                                                 =======    =======    ========   =======

---------------
(1) The 2000 amounts include the operating revenues and expenses of previously leased hotels that are no longer reflected in the financial statements of the Company as a result of the Equity Inns Conversion. In 2001, the Company records revenues earned from management fees only. See Item 2, "Management's

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. SEGMENT INFORMATION:--CONTINUED:

    Discussion and Analysis of Financial Condition and Results of Operations" for information on the Equity Inns Conversion.

     Depreciation and amortization included in segment operating income (loss) information for the three-and six-month periods ended June 30, 2000 and 2001 were as follows:

                                                     THREE MONTHS
                                                         ENDED         SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                    ---------------    -----------------
                                                     2000     2001      2000      2001
                                                    ------   ------    -------   -------
Luxury and Upscale Hotels.........................  $3,317   $2,273    $6,634    $4,560
Mid-Scale, Upper Economy and Budget Hotels........     983      509     1,954     1,015
                                                    ------   ------    ------    ------
  Consolidated totals.............................  $4,300   $2,782    $8,588    $5,575
                                                    ======   ======    ======    ======

     The net book value of intangible and other assets and equity investments in hotel real estate by segment consisted of the following at December 31, 2000 and June 30, 2001:

                                                              DECEMBER 31,   JUNE 30,
                                                                  2000         2001
                                                              ------------   --------
Luxury and Upscale Hotels...................................    $30,524      $26,289
Mid-Scale, Upper Economy and Budget Hotels..................      5,269       13,993
                                                                -------      -------
  Consolidated totals.......................................    $35,793      $40,282
                                                                =======      =======

     The following table reconciles the Company's measure of operating income
(loss) to consolidated net income (loss) for the three- and six-month periods ended June 30, 2000 and 2001.

                                                     THREE MONTHS
                                                        ENDED        SIX MONTHS ENDED
                                                       JUNE 30,          JUNE 30,
                                                     ------------    -----------------
                                                     2000    2001      2000      2001
                                                     -----   ----    --------   ------
Total after-tax operating income (loss)............  $(565)  $102    $(3,146)   $(306)
Unallocated amounts, net of tax:
  Interest, net....................................    323    (46)       590      (34)
  Other, net.......................................     14     94         14      200
  Minority interest................................   (183)   (32)     1,226      (54)
                                                     -----   ----    -------    -----
Consolidated net income (loss).....................  $(411)  $118    $(1,316)   $(194)
                                                     =====   ====    =======    =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Owned Hotel and one leased hotel. Lodging revenues decreased by $53.7 million, or 97.4%, from $55.1 million in the three months ended June 30, 2000 (the "2000 Three Months") to $1.4 million in the three months ended June 30, 2001 (the "2001 Three Months") and by $98.3 million, or 97.5%, from $100.8 million in the six months ended June 30, 2000 (the "2000 Six Months") to $2.5 million in the six months ended June 30, 2001 (the "2001 Six Months"). Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease agreements for 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company (the "Equity Inns Conversion"). As a result, effective January 1, 2001, the operating revenues of these hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. In the 2000 Three and Six Months, the Company recorded $53.6 million and $98.1 million, respectively, of lodging revenues related to these leased hotels.

     Net management fees decreased by $1.5 million, or 18.5%, from $7.9 million in the 2000 Three Months to $6.4 million in the 2001 Three Months and by $1.1 million, or 8.3%, from $14.0 million in the 2000 Six Months to $12.9 million in the 2001 Six Months. Pursuant to the Company's redemption of substantially all of Wyndham's 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC") in the fourth quarter of 2000, the Company's management agreements for seven Wyndham-owned hotels were terminated. During 2000, the Company earned management fee revenue of $0.6 million in the three-month period and $1.3 million in the six-month period. In addition, the Company earned lower incentive management fee revenue on three full-service hotels during the three- and six-month periods in 2001 in the amounts of $1.1 million and $1.4 million, respectively, due to recent market downturns. This decrease in net management fees was offset by additional management fee revenue of $0.4 million during the 2001 Three Months and $0.8 million during the 2001 Six Months earned from hotels as a result of the Equity Inns Conversion, as discussed above. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

     Other fees increased by $1.7 million, or 62.7%, from $2.7 million in the 2000 Three Months to $4.4 million in the 2001 Three Months and by $2.3 million, or 41.2%, from $5.6 million in the 2000 Six Months to $7.9 million in the 2001 Six Months. This increase was primarily due to an increase in insurance income of $1.2 million during the 2001 Three Months and $1.0 million during the 2001 Six Months as a result of an increase in insurance premium revenue.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Owned Hotel and one leased hotel. Lodging expenses decreased by $28.6 million, or 97.4%, from $29.4 million in the 2000 Three Months to $0.8 million in the 2001 Three Months and by $54.1 million, or 97.4%, from $55.5 million in the 2000 Six Months to $1.4 million in the 2001 Six Months. As a result of the Equity Inns Conversion effective January 1, 2001, the operating expenses of the previously leased hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. In the 2000 Three and Six Months, the Company recorded $28.6 million and $54.1 million, respectively, of lodging expenses related to these leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $0.4 million, or 11.5%, from $3.3 million in the 2000 Three Months to $2.9 million in the 2001 Three Months and by $0.8 million, or 11.2%, from $6.5 million in the 2000 Six Months to $5.7 million in the 2001 Six Months. During the 2000 Six Months, the Company incurred $0.7 million of expenses for reserves for doubtful accounts related to notes receivable. The Company incurred no such expenses during the 2001 Six Months. General and administrative expenses as a percentage of revenues increased to 23.7% during the 2001

Three Months compared to 5.0% during the 2000 Three Months and to 24.6% during the 2001 Six Months compared to 5.4% during the 2000 Six Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Payroll and related benefits increased slightly from $5.4 million in the 2000 Three Months to $5.5 million in the 2001 Three Months and from $10.7 million in the 2000 Six Months to $10.8 million in the 2001 Six Months. This increase was primarily due to variable plan stock option expense incurred by the Company for the repricing of stock options that were previously granted under the Company's Equity Incentive Plan. Under the terms of the repricing, each optionee was given the right to elect to keep their options at the stated exercise price of $4.50 or to return 40% of their options, but reducing the exercise price to $2.00 for their remaining options. As a result, 939,500 options were cancelled and replaced with 563,700 options at an exercise price of $2.00. In future periods, fluctuations in the Company's stock price will have a non-cash effect on the future results of operations under variable plan accounting for these options. Payroll and related benefits as a percentage of revenues increased to 44.5% during the 2001 Three Months compared to 8.3% during the 2000 Three Months and to 46.3% during the 2001 Six Months compared to 8.9% during the 2000 Six Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from one leased hotel. Lease expense decreased by $24.0 million, or 99.2%, from $24.2 million in the 2000 Three Months to $0.2 million in the 2001 Three Months and by $44.1 million, or 99.4%, from $44.4 million in the 2000 Six Months to $0.3 million in the 2001 Six Months. As a result of the Equity Inns Conversion effective January 1, 2001, the Company no longer incurs lease expense related to the previously leased hotels.

     Depreciation and amortization decreased by $1.5 million, or 35.3%, from $4.3 million in the 2000 Three Months to $2.8 million in the 2001 Three Months and by $3.0 million, or 35.1%, from $8.6 million in the 2000 Six Months to $5.6 million in the 2001 Six Months. This decrease was partially due to the Equity Inns Conversion that resulted in a non-cash impairment loss of $12.6 million in 2000 related to the carrying value of the Company's long-term intangible assets. This loss reduced the Company's investment in lease agreements and resulted in decreased amortization of $0.6 million in the 2001 Six Months. In addition, during the fourth quarter of 2000, the Company redeemed from affiliates of Wyndham substantially all of their 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company, that Wyndham retained after the Spin-off. This redemption resulted in a $14.1 million reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements and resulted in decreased amortization of $2.6 million in the 2001 Six Months.

     As a result of the changes noted above, operating income of $0.2 million was earned in the 2001 Three Months as compared to an operating loss of $0.9 million in the 2000 Three Months. In the six-month periods, an operating loss of $0.5 million was incurred in 2001 as compared to an operating loss of $5.2 million in 2000.

     Net interest income of $0.5 million was recorded in the 2000 Three Months as compared to net interest expense of $0.1 million in the 2001 Three Months primarily due to $0.5 million of incremental interest expense that was incurred by the Company related to the $25.0 million Subordinated Convertible Notes. In the six-month periods, net interest income of $1.0 million was recorded in 2000 as compared to net interest expense of $0.1 million in 2001.

     Other income of $0.2 million in the 2001 Three Months and $0.3 million in the 2001 Six Months consisted of equity in earnings related to four non-controlling equity investments.

     Income tax expense (benefit) for 2000 and 2001 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Minority interest in 2000 reflected Wyndham's 55% non-controlling interest in IH LLC. Minority interest in 2001 reflected the reduction of Wyndham's common interest in IH LLC in the fourth quarter of 2000 to a 1.6627% interest, as discussed above.

     As a result of the changes noted above, net income of $0.1 million was earned in the 2001 Three Months as compared to a net loss of $0.4 million in the 2000 Three Months. In the six-month periods, a net loss of $0.2 million was incurred in 2001 as compared to a net loss of $1.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $38.3 million at June 30, 2001 compared to $51.3 million at December 31, 2000, and current assets exceeded current liabilities by $25.2 million at June 30, 2001 compared to $24.0 million at December 31, 2000. At June 30, 2001, the Company's cash and cash equivalents included $8.6 million that was paid to Wyndham in July 2001 in connection with the Company's redemption of Wyndham's 55% non-controlling interest in IH LLC. In addition, the Company has committed to invest $25.0 million of its cash and cash equivalents into a joint venture with entities affiliated with Lehman Brothers Holdings Inc.

     Net cash used in operating activities was $9.3 million during the 2001 Six Months compared to net cash provided by operating activities of $9.4 million during the 2000 Six Months. The decrease resulted primarily from an increase in operating income (adjusted for non-cash items) of $1.0 million from 2000 to 2001, offset by a decrease of $19.7 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities associated with the previously leased hotels.

     Net cash used in investing activities was $7.4 million during the 2001 Six Months compared to net cash used in investing activities of $0.8 million during the 2000 Six Months. In March 2001, the Company invested $8.5 million for a 50% non-controlling equity interest in eight hotels. The Company's capital expenditure budget for the year ending December 31, 2001 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million of the total proceeds received from the issuance of the $25.0 million Subordinated Convertible Notes and the $5.0 million Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions. As of August 13, 2001, no amounts have been invested.

     The Company acquired a 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida during the fourth quarter of 2000. As of June 30, 2001, the Company's net book value of its equity investment in the hotel was approximately $3.3 million and the Company's accounts receivable for management fees and reimbursable costs from this hotel amounted to approximately $0.9 million. The hotel is currently experiencing a severe market downturn, which is believed by the Company's management to be temporary. This financial difficulty has resulted in the majority owners and the property lenders pursuing a financial restructuring to meet its current obligations. The Company's management currently believes that the accounts receivable will be collected and that the equity investment is recoverable. The Company's management will continue to evaluate the recoverability of the accounts receivable and the equity investment on a quarterly basis based on the financial results of the hotel and any final restructuring agreements reached by the majority owners and lenders. There is no assurance that the restructuring will be completed or, if so, the timing or terms thereof. The majority owners and the principle lender for the hotel have representation on the Company's board of directors and are affiliates with the holders of the Subordinated Convertible Notes and the Series B Convertible Preferred Stock.

     Net cash provided by financing activities was $3.7 million during the 2001 Six Months compared to net cash provided by financing activities of $3.5 million during the 2000 Six Months. In March 2001, the Company entered into a $4.2 million promissory note to fund the acquisition of a 50% non-controlling equity interest in eight hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. In February 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Company's Owned Hotel.

     On July 31, 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. In addition to mandatory prepayment provisions, the credit facility contains restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends and limitations on additional indebtedness. As of August 8, 2001, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants.

     In accordance with the terms of IH LLC's limited liability company agreement, and prior to the execution of the redemption of substantially all of Wyndham's 55% non-controlling interest, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham through October 31, 2000. Thereafter, the Company is required to distribute 1.6627% of IH LLC's cash flows from operations based on Wyndham's remaining common interest in IH LLC. As part of this redemption, Wyndham retained a preferred membership interest that was redeemed by IH LLC in July 2001 for $8.25 million plus accrued interest. The Company's required distribution to Wyndham for the period from January 1, 2000 through October 31, 2000 totaled $2.5 million and is expected to be paid in the third quarter of 2001.

     In February 2001, the Company's Board of Directors approved a stock repurchase program providing for the purchase of shares of its Class A Common Stock, with an aggregate purchase price of up to $2.0 million. During the second quarter of 2001, the Company purchased, and subsequently cancelled, 26,300 shares of its Class A Common Stock for an aggregate purchase price of approximately $70,000. During the third quarter of 2001 and as of August 13, 2001, the Company purchased, and subsequently cancelled, an additional 468,800 shares of its Class A Common Stock for an aggregate purchase price of approximately $1.3 million.

     The Company intends to pursue future opportunities to manage hotels on behalf of third-party owners, including through the joint venture, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the proceeds from the issuance of the Subordinated Convertible Notes and the Series B Convertible Preferred Stock, together with the credit facility, cash on hand and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 2001, the SEC proposed an announcement, "Accounting for Management Fees Based on a Formula." This pronouncement is consistent with the Company's method of recognizing incentive management fee revenue. No significant financial impact is expected as a result of the pronouncement.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on June 30, 2001. Management is currently investigating the impact of this new pronouncement on the accounting for its intangible assets. Management does not expect the implementation of this new pronouncement to have a significant impact on the Company's financial position or its results of operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures required by this Item 3 and by Rule 305 of SEC Regulation S-K are not material to the Company at this time. The Company does not have any foreign currency or commodities contracts. Interest rates governing the majority of the Company's outstanding debt are fixed and therefore not subject to market risk.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of Interstate Hotels Corporation was held on June 14, 2001. The Class A Common Stockholders of record at the close of business of April 19, 2001 elected two Class A-2 Directors to the Company's Board of Directors, with votes cast as follows:

      NOMINEE         VOTES FOR   VOTES WITHHELD
--------------------  ---------   --------------
Benjamin D. Holloway  5,051,105      424,819
John J. Russell, Jr.  5,051,126      424,798

     Marriott Hotel Services, Inc., the holder of the Company's Class B Common Stock, voted all its shares of Class B Common Stock in favor of the re-election of Stephen P. Joyce, as the sole Class B Director. In addition, CGLH Partners I LP, the holder of the Company's Series B Preferred Stock, voted all its shares of Series B Preferred Stock in favor of the re-election of Karim J. Alibhai, Joseph J. Flannery, Alan J. Kanders, Mahmood J. Khimji and Sherwood M. Weiser, as the Series B Preferred Directors. The following directors continued their terms as directors: J. William Richardson, as Class A-1 Director, and Thomas F. Hewitt and Phillip H. McNeill, Sr., as Class A-3 Directors.

     The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants to audit the financial statements of the Company for fiscal year 2001, with votes cast as follows:
5,099,054 votes for, 7,928 votes against and 611,497 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          None.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: August 14, 2001                     By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)