Form 10-Q
period 2001-09-30
INTERSTATE HOTELS CORP
filed 2001-11-13
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at November 12, 2001 was as follows: Class A shares 5,487,885 and Class B shares 242,555.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Condensed Consolidated Balance Sheets - December 31, 2000
          and September 30, 2001......................................      2
          Condensed Consolidated Statements of Operations - Three
          Months and Nine Months Ended September 30, 2000 and
          September 30, 2001..........................................      3
          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 2000 and September 30, 2001......      4
          Notes to Condensed Consolidated Financial Statements........      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     15

Item 6.   Exhibits and Reports on Form 8-K............................     15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000            2001
                                                              ------------    -------------
                                                                  (A)          (UNAUDITED)

                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,327        $ 36,971
  Accounts receivable, net of allowance for doubtful
    accounts of $542 in 2000 and
    $245 in 2001............................................      17,066          14,561
  Deferred income taxes.....................................       1,891           2,378
  Other current assets......................................       1,587             899
                                                                --------        --------
      Total current assets..................................      71,871          54,809
Restricted cash.............................................       2,173           1,348
Marketable securities.......................................       2,289           2,376
Property and equipment, net.................................      15,084          14,665
Officers and employees notes receivable.....................       3,442           2,357
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $1,016 in 2000 and $666
  in 2001...................................................      10,235           2,234
Equity investments in hotel real estate.....................       8,779          11,608
Deferred income taxes.......................................       3,086           6,200
Intangible and other assets.................................      27,014          22,594
                                                                --------        --------
      Total assets..........................................    $143,973        $118,191
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       2,922             717
  Accounts payable -- health trust..........................       4,459           5,161
  Accounts payable -- related parties.......................       2,473           2,601
  Accrued payroll and related benefits......................       9,992           4,901
  Accrued rent..............................................       5,227             263
  Other accrued liabilities.................................      14,449          10,249
  Current portion of long-term debt.........................       8,343           8,156
                                                                --------        --------
      Total current liabilities.............................      47,865          32,048
Deferred compensation.......................................       2,289           2,376
Long-term debt..............................................      36,820          32,851
                                                                --------        --------
      Total liabilities.....................................      86,974          67,275
Minority interest...........................................         433             433
Mandatorily redeemable preferred stock......................       4,708           5,317
Commitments and contingencies...............................          --              --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 2000 and September 30, 2001.........................          --              --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 6,399,744 and 5,730,440 shares issued and
    outstanding at December 31, 2000 and September 30, 2001,
    respectively............................................          64              57
  Paid-in capital...........................................      66,725          64,947
  Retained deficit..........................................     (14,931)        (19,838)
                                                                --------        --------
      Total stockholders' equity............................      51,858          45,166
                                                                --------        --------
      Total liabilities and stockholders' equity............    $143,973        $118,191
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

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             -----------------------    -----------------------
                                                2000         2001          2000         2001
                                             ----------   ----------    ----------   ----------
Lodging revenues:
  Rooms....................................  $   52,971   $    1,182    $  147,879   $    3,633
  Other departmental.......................       3,089           41         8,983          114
Net management fees........................       6,856        5,689        20,901       18,569
Other fees.................................       2,938        3,148         8,566       11,093
                                             ----------   ----------    ----------   ----------
                                                 65,854       10,060       186,329       33,409
                                             ----------   ----------    ----------   ----------
Lodging expenses:
  Rooms....................................      13,027          295        35,492          865
  Other departmental.......................       1,962           21         5,471           66
  Property costs...........................      16,337          410        45,891        1,231
General and administrative.................       3,779        2,745        10,251        8,493
Payroll and related benefits...............       5,132        4,516        15,885       15,334
Lease expense..............................      24,851          192        69,228          474
Depreciation and amortization..............       4,145        2,685        12,733        8,085
Loss on impairment of investment in hotel
  lease contracts..........................      12,550           --        12,550           --
                                             ----------   ----------    ----------   ----------
                                                 81,783       10,864       207,501       34,548
                                             ----------   ----------    ----------   ----------
Operating loss.............................     (15,929)        (804)      (21,172)      (1,139)
Other income (expense):
  Interest, net............................         463         (560)        1,447         (792)
  Other, net...............................          --           20            24           36
  Losses from equity investments in hotel
     real estate...........................          (4)      (2,576)           (4)      (2,258)
  Loss on impairment of equity investment
     in hotel real estate..................          --       (3,026)           --       (3,026)
                                             ----------   ----------    ----------   ----------
Loss before income tax benefit.............     (15,470)      (6,946)      (19,705)      (7,179)
Income tax benefit.........................      (2,771)      (2,795)       (3,648)      (2,924)
                                             ----------   ----------    ----------   ----------
Loss before minority interest..............     (12,699)      (4,151)      (16,057)      (4,255)
Minority interest..........................      (8,543)          40       (10,585)         130
                                             ----------   ----------    ----------   ----------
Net loss...................................      (4,156)      (4,191)       (5,472)      (4,385)
Mandatorily redeemable preferred stock:
  Dividends................................          --          158            --          476
  Accretion................................          --           16            --           46
                                             ----------   ----------    ----------   ----------
Net loss available to common
  stockholders.............................  $   (4,156)  $   (4,365)   $   (5,472)  $   (4,907)
                                             ==========   ==========    ==========   ==========
Loss per common share and common share
  equivalent:
  Basic....................................  $     (.66)  $     (.72)   $     (.88)  $     (.77)
                                             ==========   ==========    ==========   ==========
  Diluted..................................  $     (.66)        (.72)$  $     (.88)  $     (.77)
                                             ==========   ==========    ==========   ==========
Weighted average number of common share and
  common share equivalents outstanding:
  Basic....................................   6,306,436    6,059,627     6,208,211    6,358,364
                                             ==========   ==========    ==========   ==========
  Diluted..................................   6,306,436    6,059,627     6,208,211    6,358,364
                                             ==========   ==========    ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (5,472)   $ (4,385)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................    12,733       8,085
     Losses from equity investments in hotel real estate....         4       2,258
     Loss on impairment of investment in hotel lease
      contracts.............................................    12,550          --
     Loss on impairment of equity investment in hotel real
      estate................................................        --       3,026
     Minority interest......................................   (10,585)        130
     Deferred income taxes..................................    (4,670)     (3,601)
     Amortization of mandatorily redeemable preferred
      stock.................................................        --         563
     Other..................................................     1,283         385
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................    (1,484)      2,805
     Other current assets...................................      (333)        388
     Accounts payable.......................................      (276)     (6,596)
     Accrued liabilities....................................     9,042      (9,479)
                                                              --------    --------
       Net cash provided by (used in) operating
        activities..........................................    12,792      (6,421)
                                                              --------    --------
Cash flows from investing activities:
  Change in restricted cash.................................       (53)        825
  Purchases of property and equipment, net..................      (350)       (469)
  Purchases of marketable securities........................    (1,806)     (2,475)
  Proceeds from sale of marketable securities...............     1,783       2,791
  Net cash invested for equity investments in hotel real
     estate.................................................      (750)     (8,112)
  Change in officers and employees notes receivable, net....       (94)      1,085
  Net investment in management contracts....................      (320)       (471)
  Change in affiliates notes receivable, net................      (248)      8,001
  Deposits and other........................................       (88)     (1,200)
                                                              --------    --------
       Net cash used in investing activities................    (1,926)        (25)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................     7,560       4,169
  Repayment of long-term debt...............................       (55)     (8,325)
  Financing fees paid.......................................       (87)     (1,491)
  Proceeds from issuance of common stock....................        --         214
  Dividends paid on mandatorily redeemable preferred
     stock..................................................        --        (476)
  Accounts payable -- related parties.......................    (4,591)         (1)
  Common stock repurchased and retired......................        --      (2,000)
                                                              --------    --------
       Net cash provided by (used in) financing
        activities..........................................     2,827      (7,910)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    13,693     (14,356)
Cash and cash equivalents at beginning of period............    22,440      51,327
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 36,133    $ 36,971
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

                         INTERSTATE HOTELS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation (the "Company") was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off"). As of September 30, 2001, the Company managed or performed related services for 133 hotels with a total of 28,171 rooms in 36 states in the United States, and in Canada, the Caribbean and Russia. These hotels are operated under a number of franchise agreements, with the largest franchisors being Marriott International, Inc. and Promus Hotels, Inc. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the "Owned Hotel"), and has non-controlling equity interests in 11 of these hotels.

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

     The Company used cash on hand of $4,378 and a $4,170 promissory note from FelCor to fund the acquisition. The promissory note pays interest at the rate of 12% per annum and the principal balance is due and payable on December 31, 2010. The Company is accounting for this investment using the equity method of accounting. Pro forma financial information of the Company has not been presented as this transaction would not materially differ the historical financial statements presented herein.

3. EARNINGS PER SHARE:

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common shares outstanding. Diluted earnings per common share

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. EARNINGS PER SHARE--CONTINUED:

assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the three-and nine-month periods ended September 30, 2000 and 2001 were as follows:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              -----------------------    -----------------------
                                                 2000         2001          2000         2001
                                              ----------   ----------    ----------   ----------
Net loss available to common stockholders...  $   (4,156)  $   (4,365)   $   (5,472)  $   (4,907)
                                              ----------   ----------    ----------   ----------
Weighted average number of common shares
  outstanding...............................   6,306,436    6,059,627     6,208,211    6,358,364
                                              ----------   ----------    ----------   ----------
Basic earnings (loss) per common share......  $     (.66)  $     (.72)   $     (.88)  $     (.77)
                                              ----------   ----------    ----------   ----------
Shares issuable upon exercise of dilutive
  outstanding stock options.................          --           --            --           --
                                              ----------   ----------    ----------   ----------
Weighted average number of diluted common
  shares outstanding........................   6,306,436    6,059,627     6,208,211    6,358,364
                                              ----------   ----------    ----------   ----------
Diluted earnings (loss) per common share....  $     (.66)  $     (.72)   $     (.88)  $     (.77)
                                              ==========   ==========    ==========   ==========

4. LOSS ON IMPAIRMENT OF EQUITY INVESTMENT IN HOTEL REAL ESTATE:

     The loss on impairment of equity investment in hotel real estate of $3,026 in the third quarter of 2001 represents a non-cash impairment loss related to the Company's 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since acquisition in the fourth quarter of 2000, the hotel has experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks have resulted in significant financial difficulties for the hotel. The hotel is currently unable to satisfy its debt service obligations and is in discussions with its lenders to resolve current mortgage defaults. The Company's management anticipates the possibility of a foreclosure action against the hotel and does not expect the hotel to recover from this situation in the foreseeable future. As a result, the Company's management believes that the recoverability of the Company's equity investment in this hotel is unlikely and is uncertain as to whether the Company will retain its 20% non-controlling interest in the partnership that owns the hotel. As of September 30, 2001, the Company's accounts receivable related to this hotel amounted to approximately $984, which primarily relates to the reimbursement of costs.

     The majority owners and the principle lender for the hotel have representation on the Company's board of directors and are affiliated with the holders of the Subordinated Convertible Notes and the Series B Convertible Preferred Stock.

5. COMMITMENTS AND CONTINGENCIES:

     The Company has committed to invest $25,000 of the total proceeds received from the issuance of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions.

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SEGMENT INFORMATION:

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

     The table below presents revenue and operating income (loss) information for each reportable segment for the three- and nine-month periods ended September 30, 2000 and 2001.

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------   ------------------
                                                  2000      2001       2000      2001
                                                --------   -------   --------   -------
REVENUES:
Luxury and Upscale Hotels.....................  $  8,678   $ 7,064   $ 26,144   $23,632
Mid-Scale, Upper Economy and Budget
  Hotels(1)...................................    57,176     2,996    160,185     9,777
                                                --------   -------   --------   -------
  Consolidated totals.........................  $ 65,854   $10,060   $186,329   $33,409
                                                ========   =======   ========   =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels.....................  $ (1,122)  $  (332)  $ (3,724)  $(1,008)
Mid-Scale, Upper Economy and Budget
  Hotels(1)...................................   (14,807)     (472)   (17,448)     (131)
                                                --------   -------   --------   -------
  Consolidated totals.........................  $(15,929)  $  (804)  $(21,172)  $(1,139)
                                                ========   =======   ========   =======

---------------
(1) The 2000 amounts include the operating revenues and expenses of previously leased hotels that are no longer reflected in the financial statements of the Company as a result of the Equity Inns Conversion. In 2001, the Company records revenues earned from management fees only. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the Equity Inns Conversion.

     Depreciation and amortization included in segment operating income (loss) information for the three-and nine-month periods ended September 30, 2000 and 2001 were as follows:

                                                    THREE MONTHS
                                                        ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                   ---------------    ------------------
                                                    2000     2001       2000      2001
                                                   ------   ------    --------   -------
Luxury and Upscale Hotels........................  $3,303   $2,172    $ 9,937    $6,579
Mid-Scale, Upper Economy and Budget Hotels.......     842      513      2,796     1,506
                                                   ------   ------    -------    ------
  Consolidated totals............................  $4,145   $2,685    $12,733    $8,085
                                                   ======   ======    =======    ======

     The net book value of intangible and other assets and equity investments in hotel real estate by segment consisted of the following at December 31, 2000 and September 30, 2001:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
Luxury and Upscale Hotels...................................    $30,524         $20,854
Mid-Scale, Upper Economy and Budget Hotels..................      5,269          13,348
                                                                -------         -------
  Consolidated totals.......................................    $35,793         $34,202
                                                                =======         =======

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SEGMENT INFORMATION--CONTINUED:

     The following table reconciles the Company's measure of operating income
(loss) to consolidated net income (loss) for the three- and nine-month periods ended September 30, 2000 and 2001.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                 2000       2001        2000      2001
                                               --------   --------    --------   -------
Total after-tax operating income (loss)......  $(9,559)   $  (482)    $(12,703)  $  (683)
Unallocated amounts, net of tax:
  Interest, net..............................      278       (336)         868      (475)
  Other, net.................................       --         12           14        22
  Loss from equity investments in hotel real
     estate..................................       (2)    (1,545)          (2)   (1,355)
  Loss on impairment of equity investment in
     hotel real estate.......................       --     (1,816)          --    (1,816)
  Minority interest..........................    5,127        (24)       6,351       (78)
                                               -------    -------     --------   -------
Consolidated net income (loss)...............  $(4,156)   $(4,191)    $ (5,472)  $(4,385)
                                               =======    =======     ========   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has been adversely affected by the events of September 11th and the aftermath of the terrorist attacks on the United States. Since the attacks, the Company's managed hotels have experienced significant short-term declines in occupancy compared to the same period in 2000. At present, it is not possible to predict either the severity or duration of such declines in the near- or long-term or the potential impact on the Company's results of operations, financial condition or cash flows. Weaker hotel performance would reduce management fees and could give rise to additional losses under minority investments that were made in connection with hotels that the Company manages, which could, in turn, have an adverse impact on the Company's financial performance. The Company's management is currently unable to estimate the extent of the impact that the terrorist attacks could have on the Company's operations, liquidity or capital resources.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Owned Hotel and one leased hotel. Lodging revenues decreased by $54.9 million, or 97.8%, from $56.1 million in the three months ended September 30, 2000 (the "2000 Three Months") to $1.2 million in the three months ended September 30, 2001 (the "2001 Three Months") and by $153.2 million, or 97.6%, from $156.9 million in the nine months ended September 30, 2000 (the "2000 Nine Months") to $3.7 million in the nine months ended September 30, 2001 (the "2001 Nine Months"). Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease agreements for 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company (the "Equity Inns Conversion"). As a result, effective January 1, 2001, the operating revenues of these hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. During 2000, the Company recorded lodging revenues of $54.6 million in the three-month period and $152.7 million in the nine-month period related to these leased hotels.

     Net management fees decreased by $1.2 million, or 17.0%, from $6.9 million in the 2000 Three Months to $5.7 million in the 2001 Three Months and by $2.3 million, or 11.2%, from $20.9 million in the 2000 Nine Months to $18.6 million in the 2001 Nine Months.

     During 2001, the Company earned lower base and incentive management fee revenue on its hotels in the luxury and upscale hotel segment. Net management fees earned from hotels in this segment decreased by $1.8 million and $4.5 million in the three- and nine-month periods. Pursuant to the Company's redemption of substantially all of Wyndham's 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC") in the fourth quarter of 2000, the Company's management agreements for seven Wyndham-owned hotels were terminated. During 2000, the Company earned management fee revenue of $0.6 million in the three-month period and $1.9 million in the nine-month period from these hotels. In addition, lower management fee revenue was earned from hotels in this segment due to the weakness in the U.S. economy during the first three quarters of 2001 and significant declines in occupancy following the September 11th terrorist attacks.

     During 2001, net management fees earned from hotels in the mid-scale, upper economy and budget hotel segment increased by $0.6 million and $2.2 million in the three- and nine-month periods, respectively. This increase was primarily due to additional management fee revenue of $0.4 million during the 2001 Three Months and $1.2 million during the 2001 Nine Months earned from hotels as a result of the Equity Inns Conversion, as discussed above.

     In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

     Other fees increased by $0.2 million, or 7.1%, from $2.9 million in the 2000 Three Months to $3.1 million in the 2001 Three Months and by $2.5 million, or 29.5%, from $8.6 million in the 2000 Nine Months to $11.1 million in the 2001 Nine Months. This increase was partially due to additional accounting fee revenue of $0.5 million during the 2001 Nine Months earned from hotels as a result of the Equity Inns Conversion, as discussed above. In addition, insurance income increased by $1.1 million during the 2001 Nine Months as a result of an increase in insurance premium revenue.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Owned Hotel and one leased hotel. Lodging expenses decreased by $30.6 million, or 97.7%, from $31.3 million in the 2000 Three Months to $0.7 million in the 2001 Three Months and by $84.7 million, or 97.5%, from $86.9 million in the 2000 Nine Months to $2.2 million in the 2001 Nine Months. As a result of the Equity Inns Conversion, effective January 1, 2001, the operating expenses of the previously leased hotels are no longer reflected in the financial statements of the Company. Instead, the Company records revenues from management fees only. During 2000, the Company recorded lodging expenses of $30.5 million in the three-month period and $84.6 million in the nine-month period related to these leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $1.1 million, or 27.4%, from $3.8 million in the 2000 Three Months to $2.7 million in the 2001 Three Months and by $1.8 million, or 17.1%, from $10.3 million in the 2000 Nine Months to $8.5 million in the 2001 Nine Months. During 2000, the Company incurred $0.7 million of expenses for reserves for doubtful accounts related to notes receivable. The Company incurred no such expenses during 2001. In addition, the Company incurred expenses during 2000 for a $0.9 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The Company incurred no such deficiency during 2001. General and administrative expenses as a percentage of revenues increased to 27.3% during the 2001 Three Months compared to 5.7% during the 2000 Three Months and to 25.4% during the 2001 Nine Months compared to 5.5% during the 2000 Nine Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Payroll and related benefits decreased by $0.6 million, or 12.0%, from $5.1 million in the 2000 Three Months to $4.5 million in the 2001 Three Months and by $0.6 million, or 3.5%, from $15.9 million in the 2000 Nine Months to $15.3 million in the 2001 Nine Months. During the third quarter of 2001, the Company reversed $0.3 million of variable plan stock option expense that was incurred by the Company during the first two quarters of 2001. This reversal was recorded as a result of a decline in the Company's stock price following the September 11th terrorist attacks. In future periods, fluctuations in the Company's stock price may have a non-cash effect on the future results of operations under variable plan accounting for stock options. During 2001, the Company also incurred lower expenses related to bonuses for executives and key employees. These expenses decreased by $0.5 million and $1.0 million in the three- and nine-month periods, respectively. Payroll and related benefits as a percentage of revenues increased to 44.9% during the 2001 Three Months compared to 7.8% during the 2000 Three Months and to 45.9% during the 2001 Nine Months compared to 8.5% during the 2000 Nine Months. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from one leased hotel. Lease expense decreased by $24.7 million, or 99.3%, from $24.9 million in the 2000 Three Months to $0.2 million in the 2001 Three Months and by $68.7 million, or 99.2%, from $69.2 million in the 2000 Nine Months to $0.5 million in the 2001 Nine Months. As a result of the Equity Inns Conversion effective January 1, 2001, the Company no longer incurs lease expense related to the previously leased hotels.

     Depreciation and amortization decreased by $1.4 million, or 35.2%, from $4.1 million in the 2000 Three Months to $2.7 million in the 2001 Three Months and by $4.6 million, or 36.5%, from $12.7 million in the 2000 Nine Months to $8.1 million in the 2001 Nine Months. This decrease was partially due to the Equity Inns Conversion that resulted in a non-cash impairment loss of $12.6 million in 2000 related to the carrying value of the Company's long-term intangible assets. This loss reduced the Company's investment in lease agreements and resulted in decreased amortization of $0.9 million in the 2001 Nine Months. In addition, during the fourth quarter of 2000, the Company redeemed from affiliates of Wyndham substantially all of their 55% non-controlling ownership interest in IH LLC, a subsidiary of the Company, that Wyndham retained after the Spin-off. This redemption resulted in a $14.1 million reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements and resulted in decreased amortization of $3.9 million in the 2001 Nine Months.

     As a result of the changes noted above, an operating loss of $0.8 million was incurred in the 2001 Three Months as compared to an operating loss of $15.9 million in the 2000 Three Months. In the nine-month periods, an operating loss of $1.1 million was incurred in 2001 as compared to an operating loss of $21.2 million in 2000.

     Net interest income of $0.5 million was recorded in the 2000 Three Months as compared to net interest expense of $0.6 million in the 2001 Three Months primarily due to $0.5 million of incremental interest expense that was incurred by the Company related to the $25.0 million Subordinated Convertible Notes. In the nine-month periods, net interest income of $1.4 million was recorded in 2000 as compared to net interest expense of $0.8 million in 2001.

     Losses from equity investments in hotel real estate of $2.6 million in the 2001 Three Months and $2.3 million in the 2001 Nine Months consisted of losses incurred by the Company related to four non-controlling equity investments in 11 hotels. These losses were incurred by the hotels due to the weakness in the U.S. economy during the first three quarters of 2001 and significant declines in occupancy following the September 11th terrorist attacks.

     The loss on impairment of equity investment in hotel real estate of $3.0 million in the third quarter of 2001 represents a non-cash impairment loss related to the Company's 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since acquisition in the fourth quarter of 2000, the hotel has experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks have resulted in significant financial difficulties for the hotel. The hotel is currently unable to satisfy its debt service obligations and is in discussions with its lenders to resolve current mortgage defaults. The Company's management anticipates the possibility of a foreclosure action against the hotel and does not expect the hotel to recover from this situation in the foreseeable future. As a result, the Company's management believes that the recoverability of the Company's equity investment in this hotel is unlikely and is uncertain as to whether the Company will retain its 20% non-controlling interest in the partnership that owns the hotel.

     Income tax expense (benefit) for 2000 and 2001 was computed based on an effective tax rate of 40% after reduction of minority interest.

     Minority interest in 2000 reflected Wyndham's 55% non-controlling interest in IH LLC. Minority interest in 2001 reflected the reduction of Wyndham's common interest in IH LLC in the fourth quarter of 2000 to a 1.6627% interest, as discussed above.

     As a result of the changes noted above, a net loss of $4.2 million was incurred in the three-month periods of 2001 and 2000. In the nine-month periods, a net loss of $4.4 million was incurred in 2001 as compared to a net loss of $5.5 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $37.0 million at September 30, 2001 compared to $51.3 million at December 31, 2000, and current assets exceeded current liabilities by $22.8 million at September 30, 2001 compared to $24.0 million at December 31, 2000. The Company has committed to invest

$25.0 million of its cash and cash equivalents into a joint venture with entities affiliated with Lehman Brothers Holdings Inc.

     In 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company in November 1999. The mortgage note contains restrictive covenants, including financial ratios, which are required to be maintained by the Company as borrower and guarantor. As of September 30, 2001, the Company was not in compliance with the minimum net worth covenant of the guarantor. Therefore, the Company has classified the full amount of the mortgage note as current portion of long-term debt on the consolidated balance sheet as of September 30, 2001. The Company's management is currently in discussions with the lender to waive such covenant and expects to obtain a waiver of compliance.

     Net cash used in operating activities was $6.4 million during the 2001 Nine Months compared to net cash provided by operating activities of $12.8 million during the 2000 Nine Months. The decrease resulted primarily from an increase in operating income (adjusted for non-cash items) of $0.6 million from 2000 to 2001, offset by a decrease of $19.8 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities associated with the previously leased hotels.

     Net cash used in investing activities was $0.1 million during the 2001 Nine Months compared to net cash used in investing activities of $1.9 million during the 2000 Nine Months. In March 2001, the Company invested $8.7 million for a 50% non-controlling equity interest in eight hotels. In August 2001, the Company received an aggregate repayment of $8.3 million on two notes receivable made by the owner of The Charles Hotel Complex in favor of the Company in 1999. The Company's capital expenditure budget for the year ending December 31, 2001 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million of the total proceeds received from the issuance of the $25.0 million Subordinated Convertible Notes and the $5.0 million Series B Convertible Preferred Stock into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested concurrently with the closings of hotel property acquisitions by the joint venture. As of November 12, 2001, no amounts have been invested.

     During the third quarter of 2001, the Company recorded a non-cash impairment loss of $3.0 million related to the Company's 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since acquisition in the fourth quarter of 2000, the hotel has experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks have resulted in significant financial difficulties for the hotel. The hotel is currently unable to satisfy its debt service obligations and is in discussions with its lenders to resolve current mortgage defaults. The Company's management anticipates the possibility of a foreclosure action against the hotel and does not expect the hotel to recover from this situation in the foreseeable future. As a result, the Company's management believes that the recoverability of the Company's equity investment in this hotel is unlikely and is uncertain as to whether the Company will retain its 20% non-controlling interest in the partnership that owns the hotel.

     As of September 30, 2001, the Company's accounts receivable related to this hotel amounted to approximately $1.0 million, which primarily relates to the reimbursement of costs. The Company's management currently believes that the accounts receivable will be collected, however, there can be no assurance that the amounts will be collected or, if so, the timing or terms thereof. The Company's management will continue to evaluate the collectibility of the accounts receivable on a quarterly basis. The majority owners and the principle lender for the hotel have representation on the Company's board of directors and are affiliated with the holders of the Subordinated Convertible Notes and the Series B Convertible Preferred Stock.

     Net cash used in financing activities was $7.9 million during the 2001 Nine Months compared to net cash provided by financing activities of $2.8 million during the 2000 Nine Months. In March 2001, the Company entered into a $4.2 million promissory note to fund the acquisition of a 50% non-controlling equity interest in eight hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. In July 2001, the Company paid $8.25 million plus accrued interest to Wyndham in connection with the Company's redemption of Wyndham's preferred membership interest in IH LLC.

     In accordance with the terms of IH LLC's limited liability company agreement, and prior to the execution of the redemption of substantially all of Wyndham's 55% non-controlling interest, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham through October 31, 2000. Thereafter, the Company is required to distribute 1.6627% of IH LLC's cash flows from operations based on Wyndham's remaining common interest in IH LLC. The Company's required distribution to Wyndham for the period from January 1, 2000 through October 31, 2000 totaled $2.5 million and is expected to be paid in the fourth quarter of 2001.

     In February 2001, the Company's Board of Directors approved a stock repurchase program providing for the purchase of shares of its Class A Common Stock. Through the third quarter of 2001, the Company purchased, and subsequently cancelled, 826,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $2.0 million.

     During the third quarter of 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. In addition to mandatory prepayment provisions, the credit facility contains restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends, restrictions on the imposition of liens and limitations on additional indebtedness. As of November 12, 2001, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants. While there exists a technical default under the credit facility as a result of the covenant non-compliance under the Pittsburgh Residence Inn by Marriott mortgage note, the Company's management expects to obtain a waiver of compliance with the covenant and, upon obtaining such waiver, the full amount of availability under the credit facility will be restored.

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

NEW ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 2001, the SEC proposed an announcement, "Accounting for Management Fees Based on a Formula." This pronouncement is consistent with the Company's method of recognizing incentive management fee revenue. No significant financial impact is expected as a result of this pronouncement.

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on June 30, 2001. Management is currently investigating the impact of this new pronouncement on the accounting for its intangible assets. Management does not expect the implementation of this new pronouncement to have a significant impact on the Company's financial position or its results of operation.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on August 15, 2001, and SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," on October 4, 2001. These pronouncements will be adopted in 2002 and management of the Company does not expect the implementation of these new pronouncements to impact the Company's financial position or its results of operations.

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

     The Company's current investment policy is to invest in highly liquid investments with a maturity of 90 days or less. Such financial instruments consist of cash and cash equivalents, individual municipal bonds and corporate government bonds. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of "A" or better by the Standard and Poor's. The Company believes that earnings and cash flows are not materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

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

     On September 30, 1999, Chisholm Properties South Beach, Inc. ("Chisholm") terminated the management agreement between it and a subsidiary of the Company relating to the Surfcomber Hampton Inn in Miami Beach, Florida. Subsequently, Chisholm filed a demand with the American Arbitration Association alleging breach of contract. Specifically, the arbitration demand alleges, among other things, failure to adequately market the hotel, commission of accounting and management errors, and wrongful retention of a contractually agreed-upon termination fee. Chisholm's claim seeks compensatory and consequential lost profits damages in such amounts as may be determined by the panel of arbitrators.

     The parties completed two weeks of arbitration hearings in October 2001. Another two weeks of hearings are scheduled for December 2001 and, if necessary, two additional weeks of hearings are scheduled for March 2002.

     The Company's management believes that these legal proceedings will not have a material effect on the Company's financial condition or results of its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1 Senior Secured Revolving Line of Credit Agreement, dated as of July 31, 2001, by and among the Company, Lehman Brothers Holdings Inc., Credit Lyonnais New York Branch, PNC Bank, N.A. and Lehman Commercial Paper, Inc.

          10.2 Employment Agreement, dated as of September 19, 2001, by and between the Company and Charles R. Tomb.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: November 13, 2001                   By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)