Form 10-K405
period 2001-12-31
INTERSTATE HOTELS CORP
filed 2002-04-01
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             Name of each exchange
Title of each class                                           on which registered
----------------------------------------------------------  -----------------------
Common Stock, $.01 par value, outstanding as of March 18,   Nasdaq SmallCap Market
2002:
Class A shares...............................    5,487,885
Class B shares...............................      242,555
Class C shares...............................           --
                                                 ---------
  Total......................................    5,730,440
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

     There were 4,986,765 shares of the Company's Common Stock outstanding as of March 18, 2002 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the Nasdaq SmallCap Market on March 18, 2002, was approximately $9,973,500.

                            ------------------------

                      DOCUMENT INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, will be, when so filed, incorporated by reference into Part III of this Report to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      5
Item 4       Submission of Matters to a Vote of Security Holders.........      5

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      6
Item 6       Selected Financial Data.....................................      7
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     10
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     22
Item 8       Financial Statements and Supplementary Data.................     22
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     22

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     23
Item 11      Executive Compensation......................................     23
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     23
Item 13      Certain Relationships and Related Transactions..............     23

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     24

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     Interstate Hotels Corporation (the "Company") is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At December 31, 2001, the Company managed or performed related services for 134 hotels with a total of 28,316 rooms in 37 states in the United States, and in Canada and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott, which it acquired in 1999, and has non-controlling equity interests in 12 of these hotels. The Company operates these hotels under a variety of major brand names, including AmeriSuites, Best Western, Clarion Hotels, Colony, Country Inn and Suites, Comfort Inn and Suites, Courtyard by Marriott, Embassy Suites, Fairfield Inn by Marriott, Hampton Inn, Hilton, Holiday Inn, Homewood Suites, Marriott, Radisson, Renaissance, Residence Inn by Marriott, Sheraton and Westin. The Company is the largest independent operator of upscale hotels in the Marriott system, operating 14 hotels with 4,543 rooms bearing the Marriott flag, and manages 33 hotels with 6,015 rooms which are operated under other brands owned by Marriott International, Inc. In addition, the Company is the largest independent manager in the Hampton Inn system, operating 38 hotels with 4,814 rooms bearing the Hampton Inn flag.

     The Company operates its hotels under two separate operating segments -- Interstate, which primarily operates luxury and upscale hotels, and Crossroads, which primarily operates mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including insurance and risk management services, purchasing and project management services, MIS support, training and relocation programs and equipment leasing. The mid-scale, upper economy and budget hotels segment derives revenues from management fees and certain specialized support services, such as centralized accounting services, as well as the operating revenues for the Pittsburgh Airport Residence Inn by Marriott. For financial information about the Company's operating segments, see Note 22 to the Company's Consolidated Financial Statements and Supplementary Data contained on pages F-29 through F-30 of this Report. All such information is incorporated herein by reference.

     The Company competes for third-party hotel management agreements with international, national, regional and local hotel management and franchise companies. The Company competes with these companies on factors such as relationships with hotel owners and investors, access to capital, financial performance, contract terms, name recognition, marketing support and the willingness to provide investment funds in the form of equity ownership in connection with new management arrangements. In addition, all of the hotels that the Company manages or performs related services for face competition on factors such as room rates, quality of accommodations, name recognition, service levels, convenience of location and the quality and scope of other amenities, including food and beverage facilities.

     The lodging industry is affected by normally recurring seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year. This may not be true, however, for hotels in major tourist destinations, for which revenues are substantially greater during tourist season than other times of the year. Events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel may adversely affect hotel demand.

     The Company, together with its subsidiaries and predecessors, was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off"). On June 2, 1998, Interstate Hotels Company (together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). As part of the Spin-off, Wyndham continued to own a 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company and the successor to the third-party hotel management business conducted by Old Interstate prior to the Merger.

     The Company's principal executive offices are located in Pittsburgh, Pennsylvania with regional offices in Orlando, Florida and Scottsdale, Arizona. As of March 18, 2002, the Company and its subsidiaries employed approximately 11,500 persons, of which approximately 2,300 of these employees were represented by a union.

RECENT DEVELOPMENTS

     On November 19, 2001, the Company acquired a non-controlling 15% limited partnership interest in a limited partnership that owns two mid-scale hotels for a total acquisition cost, including closing costs, of approximately $2.2 million. CNL Hospitality Corp. owns the remaining 85% of the partnership. The two hotels are the Courtyard by Marriott and the Residence Inn by Marriott, both of which are located in the greater Hartford, Connecticut area.

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in two limited partnerships that own eight mid-scale hotels for a total acquisition cost, including closing costs, of approximately $8.7 million. FelCor Lodging Trust Incorporated ("FelCor") owns the remaining 50% of the partnerships. The eight hotels are:

                       HOTEL                               LOCATION
                       -----                               --------
Atlanta-Downtown Fairfield Inn by Marriott            Atlanta, Georgia
Atlanta-Downtown Courtyard by Marriott                Atlanta, Georgia
Dallas-Regal Row Fairfield Inn by Marriott            Dallas, Texas
Houston-Near the Galleria Fairfield Inn by Marriott   Houston, Texas
Houston-Near the Galleria Courtyard by Marriott       Houston, Texas
Houston I-10-East Hampton Inn                         Houston, Texas
Houston I-10-East Courtyard by Marriott               Houston, Texas
Scottsdale-Downtown Fairfield Inn by Marriott         Scottsdale, Arizona

The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by the Company since January 1, 2001.

     On July 31, 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. As of March 18, 2002, there were no borrowings against the credit facility.

     During 2000, the Company acquired a 25% non-controlling equity interest in the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas for $0.7 million; a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for $3.9 million; and a 10% non-controlling equity interest in the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida for $4.4 million.

     In the third quarter of 2001, the Company recorded a loss on impairment of equity investment in hotel real estate of approximately $3.0 million related to the Company's 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults. As of December 31, 2001, the Company's accounts receivable owed from this hotel amounted to approximately $1.2 million, which relates primarily to the reimbursement of costs.

     On February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel, and the Company received a $0.9 million cash payment towards the accounts receivable owed to the Company by the hotel. The hotel owner also issued a promissory note to the Company for the remaining accounts receivable, which note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003 and ending December 31, 2003. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002. The majority owners and the principal lender for the hotel have representation on the Company's board of directors and are affiliated with the holders of the Company's Series B Convertible Preferred Stock and the Company's Subordinated Convertible Notes, which are described below.

     On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million and 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues dividends that are payable quarterly in cash at 8.75% per annum and must be mandatorily redeemed by the Company on October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at 8.75% per annum. Both the Preferred Stock and the Notes are convertible at any time into the Company's Class A Common Stock at $4.00 per share. However, neither the Investor nor any other holder of these securities may convert these securities if that conversion would cause such holder and its affiliates or any group to which they belong to own more than 49% of the Company's total common stock outstanding after the conversion.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2.25 million to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into the Company's Class A Common Stock at $4.00 per share, subject to vesting restrictions, and are redeemable for $10 per share.

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. The Investor has committed to invest an additional $20.0 million of capital into the Joint Venture. As of March 18, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, Interstate Hotels, LLC ("IH LLC"), to redeem from affiliates of Wyndham substantially all of their aggregate 55% non-voting ownership interest in IH LLC (the "Wyndham Redemption"). Pursuant to this agreement, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham, and Wyndham terminated the management agreements for six other Wyndham-owned hotels in January 2001. IH LLC redeemed approximately 9% of Wyndham's 55% interest in IH LLC and substantially all of the remaining interest was converted into a preferred membership interest in IH LLC. On July 1, 2001, IH LLC redeemed the preferred membership interest from Wyndham for $12.7 million, which was paid with $8.25 million in cash and the remainder in promissory notes. Wyndham's remaining 1.6627% common interest in IH LLC that was not redeemed or converted into a preferred membership interest will remain outstanding until any time on or after July 1, 2004. At that time, both Wyndham and IH LLC have the right to require that IH LLC redeem the remaining common interest.

     Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease contracts for the 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. These management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005. However, Equity Inns renewed several management agreements that were due to expire on January 1, 2002.

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

     On January 26, 2001, Columbus Hotels Properties, LLC ("Columbus") sought termination of eight hotel management agreements and a master agreement between it and a subsidiary of the Company on the basis of gross negligence and failure to achieve the performance standards set forth in the management agreements. In response to this attempt to terminate the agreements, the Company filed a demand for arbitration with the American Arbitration Association. Following the Company's demand for arbitration, Columbus and Corporate Capital, LLC commenced an action against Interstate Hotels Company, Crossroads Hospitality Company
(sic) and Crossroads Hospitality Management Company, which are subsidiaries of the Company, on March 22, 2001 in the Civil District Court for the Parish of Orleans in the State of Louisiana. The action alleges, among other things, fraudulent misrepresentations inducing the plaintiffs to enter into a master agreement and certain hotel management agreements and to purchase the Company's common stock. In addition, the action alleges gross negligence in defendants' performance under those agreements and breach of the agreements and fiduciary duties to the plaintiffs. The action seeks, among other things, compensatory and consequential damages in such amounts as may be determined by a jury, termination of the agreements and a rescission of certain transactions between the parties. After several procedural rulings against Columbus by the federal court to which the Company removed the case, Columbus has agreed to arbitrate all claims outstanding among the parties and place the lawsuit on the inactive docket.

     On September 30, 1999, Chisholm Properties South Beach, Inc. ("Chisholm") terminated the management agreement between it and Crossroads Hospitality Company, L.L.C., a subsidiary of the Company, relating to the Surfcomber Hampton Inn in Miami Beach, Florida. Subsequently, Chisholm filed a demand for arbitration with the American Arbitration Association alleging breach of contract. Specifically, the arbitration demand alleges, among other things, failure to adequately market the hotel, commission of accounting and management errors and wrongful retention of a contractually agreed-upon termination fee. Chisholm's claim seeks compensatory and consequential lost profits damages in such amounts as may be determined by the panel of arbitrators. The parties completed approximately six weeks of arbitration hearings in 2001 and 2002, and closing arguments are scheduled for June 2002.

     The Company's management believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                                               STOCK PRICE
                                                               -----------
                           PERIOD                             HIGH      LOW
                           ------                             -----    -----
1999:
  June 18, 1999 through June 30, 1999.......................  $5.00    $3.06
  Quarter ended September 30, 1999..........................   5.06     2.88
  Quarter ended December 31, 1999...........................   3.75     2.88
2000:
  Quarter ended March 31, 2000..............................   4.75     2.75
  Quarter ended June 30, 2000...............................   3.75     1.69
  Quarter ended September 30, 2000..........................   3.19     1.94
  Quarter ended December 31, 2000...........................   3.06     1.53
2001:
  Quarter ended March 31, 2001..............................   2.63     1.56
  Quarter ended June 30, 2001...............................   3.15     2.00
  Quarter ended September 30, 2001..........................   2.95     1.56
  Quarter ended December 31, 2001...........................   1.74     1.25
2002:
  First quarter (through March 18, 2002)....................   2.50     1.40

     As of March 18, 2002 there were 1,877 registered stockholders of record of the Company's Class A Common Stock and one registered and beneficial stockholder of the Company's Class B Common Stock. There were no shares of the Company's Class C Common Stock issued and outstanding as of March 18, 2002.

     The Company has not paid any cash dividends on the common stock and does not anticipate that it will do so in the foreseeable future. The terms of the Preferred Stock and the Notes issued to the Investor prohibit the Company from paying, or setting aside sums for the payment of, dividends on the common stock without the consent of a majority of the holders of the Preferred Stock and the Notes. In addition, the terms of the Preferred Stock prohibit the Board of Directors of the Company from declaring any dividend on any of the Company's stock until all dividends owing on the Preferred Stock have been paid in full. The Investor Rights Agreement entered into between the Company and the Investor also requires the approval of the Board of Directors prior to the payment, or setting aside of sums for the payment of, dividends on any shares of the Company's common stock.

     On October 20, 2000, the Company issued 500,000 shares of its Preferred Stock to the Investor for $5.0 million in a private sale exempt from registration under the Securities Act of 1933, as amended. In addition, the Company issued to three executives of the Company an aggregate of 225,000 shares of its Preferred Stock valued at $2.25 million, subject to vesting restrictions. The Preferred Stock is convertible at any time into Class A Common Stock of the Company at $4.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company, prior to the Merger of Old Interstate into Wyndham, as the predecessor, as of and for the year ended December 31, 1997 and for the period from January 1, 1998 to June 1, 1998, and for the Company, subsequent to the Merger of Old Interstate into Wyndham, as the successor, as of December 31, 1998 and for the period from June 2, 1998 to December 31, 1998 and as of and for the years ended December 31, 1999, 2000 and 2001. The following table also includes an unaudited column that combines the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998.

                       SELECTED FINANCIAL AND OTHER DATA

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          PREDECESSOR             SUCCESSOR
                                  ---------------------------   -------------    YEAR ENDED                SUCCESSOR
                                                                                DECEMBER 31,   ----------------------------------
                                   YEAR ENDED    JAN. 1, 1998   JUNE 2, 1998    ------------        YEAR ENDED DECEMBER 31,
                                  DECEMBER 31,     THROUGH         THROUGH        COMBINED     ----------------------------------
                                      1997       JUNE 1, 1998   DEC. 31, 1998     1998(1)         1999         2000        2001
                                  ------------   ------------   -------------   ------------   ----------   ----------   --------
                                                                                (UNAUDITED)
STATEMENT OF INCOME DATA:
Lodging revenues:
  Rooms.........................   $  158,343      $ 74,265       $108,698       $  182,963    $  183,695   $  191,811   $  4,277
  Other departmental............        9,512         4,504          6,455           10,959        10,693       11,661        149
Net management fees.............       39,136        18,018         22,763           40,781        33,275       29,481     24,525
Other fees......................       23,426         9,976         10,478           20,454        12,691       13,159     15,074
                                   ----------      --------       --------       ----------    ----------   ----------   --------
      Total revenues............      230,417       106,763        148,394          255,157       240,354      246,112     44,025
Lodging expenses:
  Rooms.........................       36,919        16,115         25,114           41,229        44,237       47,014      1,030
  Other departmental............        5,487         2,674          3,962            6,636         6,975        7,238         86
  Property costs................       43,225        21,045         31,714           52,759        56,258       61,767      1,531
General and administrative......       13,212         6,115          5,822           11,937        14,069       14,894     11,385
Payroll and related benefits....       21,892        10,982         10,439           21,421        19,619       22,704     19,738
Lease expense...................       73,283        34,515         51,165           85,680        89,174       88,594        482
Depreciation and amortization...        4,845         2,152         10,659           12,811        20,833       16,091     10,394
Joint Venture start-up costs
  (2)...........................           --            --             --               --            --        2,096         --
Loss on impairment of investment
  in hotel lease contracts
  (3)(4)........................           --            --             --               --        16,406       12,550         --
                                   ----------      --------       --------       ----------    ----------   ----------   --------
Operating income (loss).........       31,554        13,165          9,519           22,684       (27,217)     (26,836)      (621)
Other income (expense):
  Interest, net.................          498           204            390              594         1,368        1,777     (1,673)
  Other, net....................           58           (39)          (135)            (174)           (9)          24         38
  Earnings (losses) from equity
    investments in hotel real
    estate......................          373           513          1,526            2,039         1,525         (522)    (5,169)
  Loss on impairment of equity
    investment in hotel real
    estate (5)..................           --            --             --               --            --           --     (3,026)
  Loss on sale of investment in
    hotel real estate (6).......           --            --             --               --          (876)          --         --
                                   ----------      --------       --------       ----------    ----------   ----------   --------
Income (loss) before income tax
  expense (benefit).............       32,483        13,843         11,300           25,143       (25,209)     (25,557)   (10,451)
Income tax expense (benefit)....       12,986         5,528          4,436            9,964        (5,078)      (5,935)    (3,295)
                                   ----------      --------       --------       ----------    ----------   ----------   --------
Income (loss) before minority
  interest......................       19,497         8,315          6,864           15,179       (20,131)     (19,622)    (7,156)
Minority interest...............           18            24            209              233       (12,514)     (10,719)       194
                                   ----------      --------       --------       ----------    ----------   ----------   --------
Net income (loss)...............       19,479         8,291          6,655           14,946        (7,617)      (8,903)    (7,350)
Less mandatorily redeemable
  preferred stock:
  Dividends.....................           --            --             --               --            --          127        634
  Accretion.....................           --            --             --               --            --           12         62
                                   ----------      --------       --------       ----------    ----------   ----------   --------
Net income (loss) available to
  common stockholders...........   $   19,479      $  8,291       $  6,655       $   14,946    $   (7,617)  $   (9,042)  $ (8,046)
                                   ==========      ========       ========       ==========    ==========   ==========   ========
Net income (loss) available to
  common stockholders per common
  share:
  Basic.........................                                                                            $    (1.40)  $  (1.30)
  Diluted.......................                                                                            $    (1.40)  $  (1.30)
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.......   $    2,432                     $  1,652       $    1,652    $   22,440   $   51,327   $ 39,040
Total assets....................      118,185                      161,157          161,157       142,459      143,523    108,669
Long-term debt..................          370                           --               --            --       45,163     40,981
Manditorily redeemable preferred
  stock.........................           --                           --               --            --        4,258      5,070
Total equity....................       80,730                       92,607           92,607        60,006       51,858     42,035
OTHER FINANCIAL DATA:
EBITDA (unaudited) (7)..........   $   36,812      $ 15,767       $ 21,360       $   37,127    $    7,771   $   (1,858)  $  9,705
Net cash provided by (used in)
  operating activities:.........       12,517        18,359          9,593           27,952        23,793       10,080     (1,411)
Net cash (used in) provided by
  investing activities:.........      (35,707)        2,674        (27,707)         (25,033)      (10,121)     (11,378)    (1,066)
Net cash provided by (used in)
  financing activities..........       14,454       (19,298)        15,599           (3,699)        7,116       30,185     (9,810)
TOTAL HOTEL DATA (UNAUDITED):
  (8)
Total hotel revenues............   $1,601,000                                    $1,490,000    $1,202,000   $1,176,000   $999,000
Number of hotels (9)............          223                                           176           158          160        134
Number of rooms (9).............       45,329                                        35,214        29,379       31,167     28,316

---------------

(1) Represents the sum of the balances from the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998.

(2) Represents Joint Venture start-up costs of $2.1 million, net of a $0.8 million reimbursement from the Joint Venture, which include the legal, investment banking and other costs incurred by the Company in connection with the start-up of the Joint Venture.

(3) For 1999, the amount represents a non-cash impairment charge on the Company's leased hotel intangible assets resulting from a permanent impairment of the future profitability of 42 of the Company's leased hotels, which experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs caused by a significant over-supply of mid-scale, upper economy and budget hotels in certain markets.

(4) For 2000, the amount represents a non-cash impairment charge on the non-monetary exchange of the Company's hotel lease contracts for management agreements. The lease contracts for the 75 hotels previously leased from Equity Inns were terminated and the Company entered into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001.

(5) Represents a non-cash impairment loss related to the Company's 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel.

(6) Represents a loss resulting from the sale of the Company's equity interests in The Charles Hotel Complex on June 18, 1999, which was allocated 100% to Wyndham through minority interest.

(7) EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization (which includes depreciation and amortization included in earnings (losses) from equity investments in hotel real estate), mandatorily redeemable preferred stock dividends and accretion, the loss on impairment of investment in hotel lease contracts and the loss on impairment of equity investment in hotel real estate. Historical 1999 EBITDA was calculated based on the Company's 45% share of EBITDA from IH LLC for the period from June 18, 1999 to December 31, 1999. Historical 2000 EBITDA was calculated based on the Company's 45% share of EBITDA from IH LLC for the period from January 1, 2000 to October 31, 2000. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA, as calculated by the Company, may not be consistent with computations of EBITDA by other companies. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under generally accepted accounting principles for purposes of evaluating the Company's results of operations.

(8) Represents all hotels, including the previously leased hotels, for which the Company provides management or related services.

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

     On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million and 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues dividends that are payable quarterly in cash at 8.75% per annum and must be mandatorily redeemed by the Company on October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at 8.75% per annum. Both the Preferred Stock and the Notes are convertible at any time into the Company's Class A Common Stock at $4.00 per share. However, neither the Investor nor any other holder of these securities may convert these securities if that conversion would cause such holder and its affiliates or any group to which they belong to own more than 49% of the Company's total common stock outstanding after the conversion.

     The Preferred Stock and the Notes were recorded at fair value of $5.0 million and $25.0 million, respectively, in the fourth quarter of 2000. Costs incurred in connection with the Preferred Stock of approximately $0.4 million were allocated to the fair value of the Preferred Stock at issuance. The Preferred Stock is being accreted to redemption value over a seven-year period. Transaction costs of approximately $2.1 million incurred in connection with the Notes were deferred and are being amortized over a seven-year period.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2.25 million to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into the Company's Class A Common Stock at $4.00 per share, subject to vesting restrictions, and are redeemable for $10 per share.

     The issuance of the Preferred Stock to the executives was recorded as deferred compensation at fair value and is being amortized as compensation expense over a three-year vesting period. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of approximately $0.9 million in the fourth quarter of 2000. Other costs of approximately $0.2 million incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. The Investor has committed to invest an additional $20.0 million of capital into the Joint Venture. As of March 18, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

     The Joint Venture was accounted for by the Company using the equity method of accounting in the fourth quarter of 2000. As a result, the Company recorded an equity loss from the Joint Venture in the amount of $0.3 million in the fourth quarter of 2000. In addition, the Company expensed transaction costs of approximately $2.1 million in the fourth quarter of 2000 that were incurred in connection with the start-up of the Joint Venture, net of a $0.8 million reimbursement from the Joint Venture.

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, Interstate Hotels, LLC ("IH LLC"), to redeem from affiliates of Wyndham substantially all of their aggregate 55% non-voting ownership interest in IH LLC (the "Wyndham Redemption"). Pursuant to this agreement, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham, and Wyndham terminated the management agreements for six other Wyndham-owned hotels in January 2001. IH LLC redeemed approximately 9% of Wyndham's 55% interest in IH LLC and substantially all of the remaining interest was converted into a preferred membership interest in IH LLC. On July 1, 2001, IH LLC redeemed the preferred membership interest from Wyndham for $12.7 million, which was paid with $8.25 million in cash and the remainder in promissory notes. Wyndham's remaining 1.6627% common interest in IH LLC that was not redeemed or converted into a preferred membership interest will remain outstanding until any time on or after July 1, 2004. At that time, both Wyndham and IH LLC have the right to require that IH LLC redeem the remaining common interest.

     The Wyndham Redemption was accounted for by the Company using the purchase method of accounting in the fourth quarter of 2000. Transaction costs of approximately $0.4 million incurred in connection with the Wyndham Redemption were included in the total purchase price of $13.1 million.

     Pursuant to a Master Lease Termination Agreement dated September 12, 2000 between the Company and Equity Inns, Inc. ("Equity Inns"), all of the lease contracts for the 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company (the "Equity Inns Conversion"). These management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005. However, Equity Inns renewed several management agreements that were due to expire on January 1, 2002. As a result of this conversion, effective January 1, 2001, the operating revenues and expenses and the working capital of these hotels were no longer reflected in the financial statements of the Company. Instead, the Company recorded revenues from management fees only.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     During 2000, the Company acquired a 25% non-controlling equity interest in the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas for $0.7 million; a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for $3.9 million; and a 10% non-controlling equity interest in the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida for $4.4 million. On February 21, 2002, in connection with the restructuring of the ownership and financing for the Renaissance Worldgate Hotel as discussed below, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel.

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in two limited partnerships that own eight mid-scale hotels for a total acquisition cost, including closing costs, of approximately $8.7 million. FelCor Lodging Trust Incorporated ("FelCor") owns the remaining 50% of the partnerships. The eight hotels are:

                       HOTEL                               LOCATION
                       -----                               --------
Atlanta-Downtown Fairfield Inn by Marriott            Atlanta, Georgia
Atlanta-Downtown Courtyard by Marriott                Atlanta, Georgia
Dallas-Regal Row Fairfield Inn by Marriott            Dallas, Texas
Houston-Near the Galleria Fairfield Inn by Marriott   Houston, Texas
Houston-Near the Galleria Courtyard by Marriott       Houston, Texas
Houston I-10-East Hampton Inn                         Houston, Texas
Houston I-10-East Courtyard by Marriott               Houston, Texas
Scottsdale-Downtown Fairfield Inn by Marriott         Scottsdale, Arizona

The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by the Company since January 1, 2001.

     On November 19, 2001, the Company acquired a non-controlling 15% limited partnership interest in a limited partnership that owns two mid-scale hotels for a total acquisition cost, including closing costs, of approximately $2.2 million. CNL Hospitality Corp. owns the remaining 85% of the partnership. The two hotels are the Courtyard by Marriott and the Residence Inn by Marriott, both of which are located in the greater Hartford, Connecticut area.

     The events of September 11th and the aftermath of the terrorist attacks on the United States adversely affected the Company during 2001. Since the attacks, the Company's managed hotels have experienced significant short-term declines in occupancy compared to 2000. At present, it is not possible to predict either the severity or duration of such declines in the near- or long-term or the potential impact on the Company's results of operations, financial condition or cash flows. Weaker hotel performance would reduce management fees and could give rise to additional losses under minority investments that were made in connection with hotels that the Company manages, which could, in turn, have an adverse impact on the Company's financial performance. The Company's management is currently unable to estimate the extent of the impact that the terrorist attacks could have on the Company's operations, liquidity or capital resources.

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Pittsburgh Airport Residence Inn by Marriott ("the Owned Hotel") and one leased hotel. Lodging revenues decreased by $199.1 million, or 97.8%, from $203.5 million in 2000 to $4.4 million in 2001. As a result of the Equity Inns Conversion, effective January 1, 2001, the operating revenues of these hotels were no longer reflected in the financial statements of the Company. Instead, the Company recorded revenues from management fees only. During 2000, the Company recorded lodging revenues of $198.2 million related to these previously leased hotels.

     Net management fees decreased by $5.0 million, or 16.8%, from $29.5 million in 2000 to $24.5 million in 2001. During 2001, the Company earned lower base and incentive management fee revenue on its hotels in the luxury and upscale hotel segment. Net management fees earned from hotels in this segment decreased by $7.3 million during 2001 as compared to 2000. Pursuant to the Wyndham Redemption in the fourth quarter of 2000, the Company's management agreements for seven Wyndham-owned hotels were terminated. During 2000, the Company earned management fee revenue of $2.1 million from these hotels. In addition, lower incentive management fee revenue was earned from hotels in this segment due to the weakness in the U.S. economy during 2001 and significant declines in occupancy following the September 11th terrorist attacks.

     During 2001, net management fees earned from hotels in the mid-scale, upper economy and budget hotel segment increased by $2.3 million during 2001 as compared to 2000. This increase was primarily due to additional management fee revenue of $1.9 million during 2001 earned from previously leased hotels as a result of the Equity Inns Conversion, as discussed above.

     In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Securities and Exchange Commission ("SEC") Topic No. D-96, "Accounting for Management Fees Based on a Formula" (Method No. 2), base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

     Other fees increased by $1.9 million, or 14.6%, from $13.2 million in 2000 to $15.1 million 2001. This increase was partially due to incremental accounting fee revenue of $0.7 million during 2001 earned from previously leased hotels as a result of the Equity Inns Conversion, as discussed above. In addition, income earned on national purchasing contracts increased by $1.4 million during 2001 as compared to 2000.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Owned Hotel and one leased hotel. Lodging expenses decreased by $113.4 million, or 97.7%, from $116.0 million in 2000 to $2.6 million in 2001. As a result of the Equity Inns Conversion, effective January 1, 2001, the operating expenses of the previously leased hotels were no longer reflected in the financial statements of the Company. Instead, the Company recorded revenues from management fees only. During 2000, the Company recorded lodging expenses of $113.0 million related to these previously leased hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $3.5 million, or 23.6%, from $14.9 million in 2000 to $11.4 million in 2001. During 2001, the Company incurred lower general and administrative expenses relating to business travel and relocation. Specifically, during the fourth quarter of 2001, the Company and Equity Inns finalized the conversion of hotel lease contracts for management agreements. Based on the final settlement with Equity Inns, the Company reversed approximately $1.0 million of estimated accrued liabilities related to the conversion that were established and recorded as a general and administrative expense in the fourth quarter of 2000. The reversal of the accrued liabilities was recorded as a reduction of general and administrative expense in 2001. The Company incurred $3.1 million of legal expenses during 2001 related to on-going lawsuits as compared to $1.4 million during 2000. This increase was primarily associated with the legal fees and expenses related to the Columbus Hotels Properties, LLC and Chisholm Properties South Beach, Inc. legal matters. Additional information regarding these matters is set forth in Part I, Item 3, "Legal Proceedings".

     During 2000, the Company incurred $0.7 million of expenses for reserves for doubtful accounts related to notes receivable. The Company incurred no such expenses during 2001. In addition, the Company incurred expenses during 2000 for a $1.5 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan. The Company incurred no such deficiency during 2001. General and administrative expenses as a percentage of revenues increased to 25.9% during 2001 compared to 6.1% during 2000. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Payroll and related benefits decreased by $3.0 million, or 13.1%, from $22.7 million in 2000 to $19.7 million in 2001. During 2001, the Company incurred lower expenses related to bonuses for executives and key employees. These expenses decreased by $2.4 million during 2001. In addition, overall salaries and wages decreased by $0.4 million during 2001 due to temporary pay reductions following the September 11th terrorist attacks and a wage freeze until 2002. Payroll and related benefits as a percentage of revenues increased to 44.8% during 2001 compared to 9.2% during 2000. This increase was due to the decrease in total revenues resulting from the Equity Inns Conversion.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from one leased hotel. Lease expense decreased by $88.1 million, or 99.5%, from $88.6 million in 2000 to $0.5 million in 2001. As a result of the Equity Inns Conversion effective January 1, 2001, the Company no longer incurs lease expense related to the previously leased hotels.

     Depreciation and amortization decreased by $5.7 million, or 35.4%, from $16.1 million in 2000 to $10.4 million in 2001. This decrease was partially due to the Equity Inns Conversion that resulted in a non-cash impairment loss of $12.6 million in 2000 related to the carrying value of the Company's long-term intangible assets. This loss reduced the Company's investment in lease contracts and resulted in decreased amortization of $1.2 million in 2001. In addition, as a result of the Wyndham Redemption in the fourth quarter of 2000, the Company recorded a $14.1 million reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements and resulted in decreased amortization of $5.2 million in 2001.

     Joint Venture start-up costs of $2.1 million in 2000, net of a $0.8 million reimbursement from the Joint Venture, include the legal, investment banking and other costs incurred by the Company in connection with the start-up of the Joint Venture.

     The impairment loss of $12.6 million in 2000 represents a non-cash impairment charge on the non-monetary exchange of the Company's hotel lease contracts for management agreements. As discussed above, the lease contracts for 75 hotels previously leased from Equity Inns were terminated and the Company entered into management agreements for 54 of the hotels formerly leased to the Company effective January 1, 2001.

     As a result of the changes noted above, an operating loss of $0.6 million was incurred in 2001 as compared to an operating loss of $26.8 million in 2000.

     Net interest income of $1.8 million was recorded in 2000 as compared to net interest expense of $1.7 million in 2001 primarily due to $1.8 million of incremental interest expense that was incurred by the Company related to the $25.0 million Subordinated Convertible Notes. Also during 2001, the Company incurred interest expense of $0.5 million on the long-term debt associated with the Wyndham Redemption and interest expense of $0.4 million on the long-term debt associated with the FelCor acquisition.

     Losses from equity investments in hotel real estate of $5.2 million in 2001 consisted of the Company's proportionate share of the losses incurred by four non-controlling equity investments in 11 hotels. These losses were incurred by the hotels due to the weakness in the U.S. economy during 2001 and significant declines in occupancy following the September 11th terrorist attacks. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

     The loss on impairment of equity investment in hotel real estate of $3.0 million in 2001 represents a non-cash impairment loss related to the Company's 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was recorded by the Company in the 3rd quarter of 2001 and was the result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults. Consequently, on February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002.

     Income tax benefit for 2000 was computed based on an effective tax rate of 40% after reduction of minority interest. Income tax benefit for 2001 was computed based on an effective tax rate of 38% after reduction of minority interest and adjusted for a full valuation allowance established on the anticipated capital loss that was generated through the impairment of the Renaissance Worldgate Hotel equity investment in hotel real estate. A valuation allowance has not been recorded on the net operating losses as management of the Company believes it is more likely than not that these assets are realizable.

     Minority interest reflects Wyndham's 55% non-controlling ownership interest in IH LLC through October 31, 2000 and adjusted to 1.6627% thereafter to reflect the reduction of Wyndham's common interest in IH LLC resulting from the Wyndham Redemption, as discussed above.

     As a result of the changes noted above, a net loss of $7.4 million was incurred in 2001 as compared to a net loss of $8.9 million in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the previously leased hotels and one hotel acquired by the Company in November 1999. Lodging revenues increased by $9.1 million, or 4.7%, from $194.4 million in 1999 to $203.5 million in 2000. This increase was partially due to incremental revenues of $3.6 million in 2000 related to the acquired hotel. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that earned incremental revenues of approximately $9.3 million during 2000. These additional revenues were offset by the loss of 7 hotel operating leases since January 1, 1999. As a result of the Equity Inns Conversion effective January 1, 2001, lodging revenues related to the leased hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. Therefore, lodging revenues earned in 2001 will be substantially reduced.

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

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the previously leased hotels and one hotel acquired by the Company in November 1999. Lodging expenses increased by $8.5 million, or 8.0%, from $107.5 million in 1999 to $116.0 million in 2000. This increase was partially due to incremental expenses of $2.1 million in 2000 related to the acquired hotel. For the leased hotels, increased competition resulting from an increased supply of limited-service hotels in certain markets required higher operating costs to maintain and increase revenue levels. In addition, the Company entered into leases for two newly constructed hotels in June 1999 that incurred incremental operating expenses of approximately $8.9 million during 2000. These additional expenses were offset by the loss of 7 hotel operating leases since January 1, 1999. The operating margin of the leased and owned hotels decreased from 44.7% during 1999 to 43.0% during 2000 due primarily to the increased operating costs associated with the leased hotels. As a result of the Equity Inns Conversion effective January 1, 2001, lodging expenses related to the leased hotels will no longer be reflected in the financial statements of the Company. Instead, the Company will record revenues from management fees only. Therefore, lodging expenses incurred in 2001 will be substantially reduced.

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

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the previously leased hotels, adjusted for increases in the consumer price index. Lease expense decreased by $0.6 million, or 0.7%, from $89.2 million in 1999 to $88.6 million in 2000. During 2000, the Company paid additional incentive rent of $0.5 million to Equity Inns in connection with the sale of one of the Company's leased hotels by Equity Inns. In addition, the impact on lease expense related to the increase in lodging revenues during 2000 was offset by a $2.0 million one-time charge that was incurred by the Company in 1999 for additional incentive rent paid in settlement of a dispute with Equity Inns resulting from the Merger. As a result of the Equity Inns Conversion effective January 1, 2001, the Company will no longer incur lease expense related to the leased hotels in 2001.

     Depreciation and amortization decreased by $4.7 million, or 22.8%, from $20.8 million in 1999 to $16.1 million in 2000. In the fourth quarter of 1999 and the third quarter of 2000, the Company incurred non-cash impairment losses related to the Company's leased hotel intangible assets in the amounts of $16.4 million and $12.6 million, respectively. These losses reduced the Company's investment in lease contracts that resulted in decreased amortization by $4.2 million in 2000. In addition, the Company accounted for the Wyndham Redemption using the purchase method of accounting, which resulted in a reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements of $14.1 million. As a result, amortization decreased by $0.9 million in the fourth quarter of 2000. The Company expects depreciation and amortization to be further reduced in 2001 by the full year effect of the transactions set forth above.

     Joint Venture start-up costs of $2.1 million in 2000, net of a $0.8 million reimbursement from the Joint Venture, include the legal, investment banking and other costs incurred by the Company in connection with the start-up of the Joint Venture.

     The impairment loss of $12.6 million in 2000 represents a non-cash impairment charge on the non-monetary exchange of the Company's hotel lease contracts for management agreements. Pursuant to the Equity Inns Conversion discussed above, all of the lease contracts for the 75 hotels previously leased from Equity Inns were terminated and the Company entered into management agreements for 54 of the hotels formerly leased to the Company effective as of January 1, 2001. The Company believes that eliminating the risk of potential operating losses in the future under the leases and replacing them with management fee revenue will positively impact future cash flows and profitability.

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

     Minority interest in 2000 reflects Wyndham's 55% non-controlling ownership interest in IH LLC through October 31, 2000, and Wyndham's 1.6627% interest thereafter. In addition, an additional one-time $0.6 million was charged to minority interest and distributed to Wyndham during 2000. Minority interest in 1999 reflects the $0.9 million loss on the sale of equity interests in The Charles Hotel Complex that was allocated 100% to Wyndham, in addition to Wyndham's 55% non-controlling interest in IH LLC that it retained after the Spin-off. The Company expects that allocations to minority interests will substantially decrease in 2001 as a result of the Wyndham Redemption.

     As a result of the changes noted above, a net loss of $8.9 million was incurred in 2000 as compared to a net loss of $7.6 million in 1999.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, which include those related to base and incentive management fee revenue, bad debt expense, marketable securities, equity investments in hotel real estate, intangible assets, income taxes, insurance receivables and reserves, the self-insured health program, impairments of long-term assets, as well as contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records base management fee revenue on full- and limited-service hotels based on a percentage of the managed hotels' annual gross operating revenues. The Company records incentive management fee revenue on full- and limited-service hotels based on a number of factors as required by the provisions of the management agreements, but the most significant factor is the managed hotels' annual operations. Revisions to base and incentive management fee estimates are charged to income in the period in which the facts that gave rise to the revision became known. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its managed hotels' owners to make required payments. If the financial condition of the Company's managed hotels' owners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

     The Company has non-controlling equity interests in several hotel real estate properties which are accounted for under the equity method of accounting. The Company measures equity earnings or losses based on its proportionate share of the hotels' net income adjusted for any preferential returns for individual partners or investors. The Company records an investment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value of the investments.

     Intangible assets for full- and limited-service hotel management agreements have been recorded at the estimated fair value or at the cost of acquiring the management agreements. Future adverse changes in the hospitality and lodging industry and termination of management agreements could result in an inability to recover the carrying value of the intangible assets that may not be reflected in the current carrying value, thereby possibly requiring an impairment charge in the future.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

     The Company earns insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings.

     Amounts due to the health trust represent the Company's obligation to fund the Interstate Hotels Corporation Health & Welfare Plan. This obligation is affected primarily by the collection of health insurance premiums and health claims experience, which would include an estimate of incurred but not reported health claims. The incurred but not reported liability is estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $39.0 million at December 31, 2001 compared to $51.3 million at December 31, 2000, and current assets exceeded current liabilities by $33.1 million at December 31, 2001 compared to $23.6 million at December 31, 2000. The Company has committed to invest $25.0 million of its cash and cash equivalents into the Joint Venture.

     Net cash used in operating activities was $1.4 million during 2001 compared to net cash provided by operating activities of $10.1 million during 2000. The decrease of $11.5 million resulted primarily from an increase in operating income (adjusted for non-cash items) of $5.0 million from 2000 to 2001, offset by a decrease of $16.5 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities associated with the previously leased hotels. If the Company's managed hotels continue to experience declines in occupancy and weaker hotel operating performance in the future, the Company's management fee revenues could decrease and additional losses from the Company's minority investments may arise, which could negatively impact the Company's cash flows from operations.

     Net cash used in investing activities was $1.1 million during 2001 compared to net cash used in investing activities of $11.4 million during 2000. During 2001, the Company invested $8.7 million for a 50% non-controlling equity interest in eight hotels and $2.2 million for a 15% non-controlling equity interest in two hotels. These amounts were offset by an aggregate repayment of $8.3 million on two notes receivable in 2001, which were made by the owner of The Charles Hotel Complex in favor of the Company in 1999. During 2000, the Company invested $9.0 million for non-controlling equity interests in three hotels.

     During 2001, the Company finalized the Wyndham transactions and settled all amounts due to and due from Wyndham including all escrowed amounts required under the Spin-off and Wyndham Redemption. As part of the final settlement, approximately $0.9 million of contingent assets were settled and accounted for in accordance with SFAS No. 38, "Accounting for Preacquisition Contingencies in a Purchase Transaction." The settlement of these contingent assets reduced the Company's investment in management agreements.

     The Company's capital expenditure budget for the year ending December 31, 2002 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million into the Joint Venture. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. Such amount is expected to be invested incrementally, concurrently with the closings of hotel property acquisitions by the Joint Venture. As of March 18, 2002, no funds have been invested.

     During the third quarter of 2001, the Company recorded a non-cash impairment loss of $3.0 million related to the Company's 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults. As of December 31, 2001, the Company's accounts receivable owed from this hotel amounted to approximately $1.2 million, which relates primarily to the reimbursement of costs.

     On February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel, and the Company received a $0.9 million cash payment towards the accounts receivable owed to the Company by the hotel. The hotel owner also issued a promissory note to the Company for the remaining accounts receivable, which note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003 and ending December 31, 2003. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002. The majority owners and the principal lender for the hotel have representation on the Company's board of directors and are affiliated with the Investor.

     The Company's management currently believes that the remaining accounts and note receivable will be collected, however, there can be no assurance that the amounts will be collected or, if so, the timing or terms thereof. The Company's management will continue to evaluate the collectibility of the accounts and note receivable on a quarterly basis.

     Net cash used in financing activities was $9.8 million during 2001 compared to net cash provided by financing activities of $30.2 million during 2000. In March 2001, the Company entered into a $4.2 million promissory note to fund the acquisition of a 50% non-controlling equity interest in eight hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. In July 2001, the Company paid $8.25 million plus accrued interest to Wyndham in connection with the Company's redemption of Wyndham's preferred membership interest in IH LLC.

     During 2000, the Company entered into a $7.6 million limited-recourse mortgage note that is collateralized by the Owned Hotel. The note contains restrictive covenants, including financial ratios, which are required to be maintained by the Company as borrower and guarantor. During the third quarter of 2001, the Company was not in compliance with the minimum net worth covenant of the guarantor. During the fourth quarter of 2001, the Company obtained a waiver of compliance and the existing minimum net worth covenant was modified by the bank. As of December 31, 2001, the Company was in compliance with all debt covenant requirements under the limited recourse mortgage note.

     In accordance with the terms of IH LLC's limited liability company agreement, and prior to the Wyndham Redemption, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham through October 31, 2000. This amount totaled approximately $2.5 million and was paid in the fourth quarter of 2001. Thereafter, the Company's required distribution to Wyndham is 1.6627% of IH LLC's cash flows from operations based on Wyndham's remaining common interest in IH LLC. The Company's required distribution to Wyndham for the period from November 1, 2000 through October 31, 2001 totaled

$145,000 and was also paid in the fourth quarter of 2001. The distribution payable to Wyndham through December 31, 2001 approximated $49,000.

     In February 2001, the Company's Board of Directors approved a stock repurchase program providing for the purchase of shares of its Class A Common Stock. Pursuant to the stock repurchase program, the Company purchased, and subsequently cancelled, 826,000 shares of its Class A Common Stock for an aggregate purchase price of $2.0 million during 2001.

     During the third quarter of 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. In addition to mandatory prepayment provisions, the credit facility contains restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends, restrictions on the imposition of liens and limitations on additional indebtedness. Transaction costs of approximately $1.5 million were incurred in connection with the credit facility during 2001. These costs were deferred and are being amortized over a two-year period. In addition, a nonrefundable commitment fee ranging from 0.375% to 0.5% of the unused portion of the credit facility is payable quarterly. During 2001, the Company incurred $84,000 of interest expense related to the commitment fee. As of March 18, 2002, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants.

     The following table summarizes the Company's contractual obligations at December 31, 2001 and the effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods.

AS OF DECEMBER 31, 2001                                  LESS THAN   ONE-THREE
(IN THOUSANDS)                                  TOTAL    ONE YEAR      YEARS     THEREAFTER
-----------------------                        -------   ---------   ---------   ----------
     Long-Term Debt:
Investor Notes...............................  $25,000    $    --     $    --     $25,000
Wyndham Redemption Notes.....................    4,432        750       3,682          --
Mortgage Note................................    7,379        851       6,528          --
Promissory Note..............................    4,170         --          --       4,170
                                               -------    -------     -------     -------
     Total Long-Term Debt....................   40,981      1,601      10,210      29,170
Lease commitments............................    4,414      2,126       2,288          --
Joint Venture commitment.....................   25,000         --          --          --
Management agreement commitments.............    4,050         --          --          --
Equity investment funding....................       --         --          --          --

     Long-Term Debt: For principal repayment and debt service obligations with respect to the Company's long-term debt, see Note 5 to the Company's Consolidated Financial Statements and Supplementary Data contained on pages F-13 through F-14 of this Report. All such information is incorporated herein by reference.

     Lease Commitments: The Company has entered into leases of office space and certain equipment. These leases expire at varying times through 2005.

     Joint Venture Commitment: The Company has committed to invest $25.0 million into the Joint Venture. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. As of March 18, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture. The timing of such investments is unknown.

     Management Agreement Commitments: Under the provisions of certain management agreements between the Company and hotel owners, the Company has outstanding commitments to provide an aggregate of up to $4.1 million to these hotel owners in the form of investments or working capital loans, which may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is unknown.

     Equity Investment Funding: In connection with the Company's equity investments in hotel real estate, the Company is party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that the Company contributes capital as specified. The timing and amount of such contributions of capital is unknown. Currently, the Company has non-controlling equity interests in five hotel real estate limited partnerships and limited liability companies. For information regarding the Company's percentage ownership and its total investment in these entities, see Note 8 to the Company's Consolidated Financial Statements and Supplementary Data contained on pages F-16 through F-17 of this Report. All such information in incorporated herein by reference.

     The Company intends to pursue future opportunities to manage hotels on behalf of third-party owners, including through the Joint Venture, as well as pursue other business opportunities, such as selective hotel investments and the formation of strategic alliances. Such opportunities may require capital investments by the Company. The Company believes that the proceeds from the issuance of the Preferred Stock and the Notes, together with the credit facility, cash on hand and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 2001, the SEC issued Topic No. D-96, "Accounting for Management Fees Based on a Formula." This pronouncement provides for two methods of recording management fee revenue. The Company adopted Method #2, which was consistent with previous methods and provides for revenue recognition as its earned based on the profitability of the managed hotel, subject to the specific terms of each individual management agreement.

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method of accounting and that goodwill and other intangible assets with indefinite useful lives should not be amortized, but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The implementation of the provisions of SFAS No. 142 for existing goodwill and other intangible assets is required effective January 1, 2002. Management of the Company does not expect the implementation of SFAS No. 142 to have a significant impact on the Company's financial position or its results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The implementation of the provisions of SFAS No. 143 is required effective January 1, 2003. Management of the Company does not expect the implementation of SFAS No. 143 to have a significant impact on the Company's financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The implementation of the provisions of SFAS No. 144 is required effective January 1, 2002. Management of the Company does not expect the implementation of SFAS No. 144 to have a significant impact on the Company's financial position or its results of operations.

     In February 2002, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This pronouncement establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the income statement. The application of this pronouncement is required effective January 1, 2002. Management of the Company is currently assessing the details of the pronouncement and is preparing a plan of implementation. The implementation of this pronouncement could have a significant impact on the operating revenues and expenses that are reported by the Company, but should not impact its results of operations.

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

     The Company's current investment policy is to invest in highly liquid investments with a maturity of 90 days or less. Such financial instruments consist of cash and cash equivalents, individual municipal bonds and corporate government bonds. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of "A" or better by Standard and Poor's. The Company believes that earnings and cash flows are not materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed below:

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................     F-2
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................     F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 2000 and 2001..............     F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................     F-5
Notes to Consolidated Financial Statements..................     F-6
Consolidated Financial Statements of FCH/IHC Hotels, L.P. as
  of December 31, 2001 and for the period from March 27,
  2001 (inception) through December 31, 2001................  Appendix A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors--Nominees for Election of Directors" and "--Executive Officers Who Are Not Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and incorporated herein by reference.

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

        3. Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1         Distribution Agreement, dated as of June 18, 1999, by and
              among Patriot American Hospitality, Inc., Wyndham
              International, Inc., the Company and Interstate Hotels,
              LLC(1)
  3.1         Articles of Amendment and Restatement of the Company(1)
  3.2         Articles Supplementary Classifying and Designating Series A
              Junior A Participating Cumulative Preferred Stock(2)
  3.3         Form of Articles Supplementary to the Charter of the Company
              Designating the Series B Convertible Preferred Stock(3)
  3.4         Articles Supplementary to the Charter of the Company
              amending authorized number of shares of stock(10)
  3.5         Second Amended and Restated Bylaws of the Company, adopted and effective as of August 31, 2000 and amended as of
              October 12, 2000(4)
  4.1         Shareholder Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and
              Trust Company, as Rights Agent(2)
  4.2         Amendment No. 1, effective as of August 31, 2000, to the
              Rights Agreement, dated as of July 8, 1999, by and between the Company and American Stock Transfer and Trust Company(5)
  10.1        Form of Limited Liability Company Agreement of IHC II,
              LLC(6)
  10.2        Amended and Restated Limited Liability Company Agreement,
              dated as of June 18, 1999, of Interstate Hotels, LLC(1)
  10.3        Voting Agreement, dated as of June 18, 1999, by and among
              the Company and the identified stockholders of the
              Company(1)
  10.4        Form of Owner Agreement among Patriot American Hospitality
              Partnership, L.P., Wyndham International Operating
              Partnership, L.P., IHC II, LLC and Marriott International,
              Inc./Marriott Hotel Services, Inc.(6)
  10.5        Form of Lease Agreement(6)
  10.6        Form of Management Agreement among Wyndham International
              Operating Partnership, L.P. and IHC II, LLC(6)
  10.7        Form of Submanagement Agreement among Marriott
              International, Inc./Marriott Hotel Services, Inc. and IHC
              II, LLC(6)
  10.8        Form of Interstate Hotels Corporation Guaranty(6)
  10.9        Settlement Agreement, dated as of May 27, 1998, by and among
              Marriott International, Inc., the Company, Interstate Hotels
              Company, Patriot American Hospitality, Inc. and Wyndham
              International, Inc.(6)
  10.10       First Amendment to Settlement Agreement dated as of August
              26, 1998(6)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.11       Second Amendment to Settlement Agreement dated as of October
              29, 1998(6)
  10.12       Third Amendment to Settlement Agreement dated as of January
              6, 1999(6)
  10.13       Fourth Amendment to Settlement Agreement dated as of March
              11, 1999(6)
  10.14       Fifth Amendment to Settlement Agreement dated as of April
              23, 1999(6)
  10.15       Sixth Amendment to Settlement Agreement dated as of May 14,
              1999(6)
  10.16       Employment Agreement, dated as of December 1, 1998, by and between Interstate Hotels Management, Inc. and Henry L.
              Ciaffone(6)
  10.17       Interstate Hotels Corporation 1999 Equity Incentive Plan(1)
  10.17.1     Form of Standard Stock Option Agreement(1)
  10.17.2     Form of Stock Option Agreement for certain employees with
              employment agreements(1)
  10.18       Interstate Hotels Corporation Employee Stock Purchase
              Plan(1)
  10.19       Asset Purchase Agreement, dated as of May 7, 1999, by and
              among IHC/Chaz Corporation, PAH-Management Corporation and
              F&H Realty, LLC(7)
  10.20       Instrument of Assignment and Assumption, dated as of June
              18, 1999, by and among IHC/Chaz Corporation and
              PAH-Management Corporation in favor of Interstate Hotels,
              LLC(7)
  10.21       Instrument of Assignment and Assumption, dated as of June
              18, 1999, by and among F&H Realty, LLC in favor of F&H GP
              Corporation(7)
  10.22       Certificate and Agreement, dated as of November 1, 1999, by and among Syracuse Office Associates, L.P.
              Syracuse/Pittsburgh Hotel Holdings, L.L.C., Interstate
              Property Partnership, L.P. and the Company(8)
  10.23       Assignment and Assumption of Membership Interest, effective as of November 1, 1999, by and among Syracuse Office
              Associates, L.P. and Interstate Property Partnership,
              L.P.(8)
  10.24       Loan Agreement by and between Interstate Pittsburgh Hotel
              Holdings, L.L.C. and PNC Bank, National Association, dated as of February 14, 2000(9)
  10.24.1     First Amendment to Loan Agreement by and between Interstate
              Pittsburgh Hotel Holdings, L.L.C. and PNC Bank, National
              Association, dated as of December 15, 2000(10)
  10.25       Open-End Mortgage and Security Agreement by Interstate
              Pittsburgh Hotel Holdings, L.L.C. in favor of PNC Bank,
              National Association, dated as of February 14, 2000(9)
  10.26       Agreement of Guaranty by Suretyship by the Company dated as of February 14, 2000(9)
  10.26.1     First Amendment to and Confirmation of Agreement of Guaranty
              and Suretyship by and between Interstate Hotels Corporation and PNC Bank, National Association, dated as of December 15,
              2000(10)
  10.27       Conversion and Redemption Agreement, dated as of August 31,
              2000, by and among Interstate Hotels, LLC, PAH-Interstate
              Holdings, Inc., Wyndham International, Inc., Patriot
              American Hospitality, Inc., Northridge Holdings, Inc. and
              the Company(5)
  10.28       Securities Purchase Agreement, dated as of August 31, 2000, by and among the Company and CGLH Partners I LP and CGLH
              Partners II LP(3)
  10.29       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and Kevin P.
              Kilkeary(4)
  10.30       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and J. William
              Richardson(5)
  10.31       Amended and Restated Employment Agreement, dated as of
              August 31, 2000, by and between the Company and Thomas F.
              Hewitt(4)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.32       Stockholders Agreement, dated as of August 31, 2000, by and among Thomas F. Hewitt, J. William Richardson and Kevin P.
              Kilkeary, as stockholders, and CGLH Partners I LP and CGLH
              Partners II LP(5)
  10.33       Form of 8.75% Subordinated Convertible Note due 2007(3)
  10.34       Form of Investor Agreement by and among the Company and CGLH
              Partners I LP and CGLH Partners II LP(3)
  10.35       Form of Registration Rights Agreement by and among the
              Company and CGLH Partners I LP and CGLH Partners II LP(5)
  10.36       Form of Agreement of Limited Partnership of CGLH-IHC Fund I,
              L.P. by and among CGLH Partners III LP, as managing general partner, Interstate Investment Corporation, as general
              partner, CGLH Partners IV LP, Interstate Property
              Partnership, L.P., J. William Richardson and Thomas F.
              Hewitt, as limited partners(5)
  10.37       Employment Agreement, dated as of March 29, 2001, by and
              between the Company and Glyn F. Aeppel(11)
  10.38       Senior Secured Revolving Line of Credit Agreement, dated as of July 31, 2001, by and among the Company, Lehman Brothers
              Holdings Inc., Credit Lyonnais New York Branch, PNC Bank,
              N.A. and Lehman Commercial Paper, Inc.(12)
  10.39       Employment Agreement, dated as of September 19, 2001, by and between the Company and Charles R. Tomb(12)
  21.1        List of Subsidiaries of Interstate Hotels Corporation
  23.1        Consent of PricewaterhouseCoopers LLP
  24.1        Powers of Attorney

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

      (9) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference.

     (10) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

     (11) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

     (12) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on April 1, 2002.

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

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----

                  *                    Chief Executive Officer and Chairman   April 1, 2002
-------------------------------------  of the Board of Directors (Principal
          Thomas F. Hewitt             Executive Officer)

      /s/ J. WILLIAM RICHARDSON        Vice Chairman, Chief Financial         April 1, 2002
-------------------------------------  Officer and Director (Principal
        J. William Richardson          Financial and Accounting Officer)

                  *                    Director                               April 1, 2002
-------------------------------------
          Karim J. Alibhai

                  *                    Director                               April 1, 2002
-------------------------------------
         Joseph J. Flannery

                  *                    Director                               April 1, 2002
-------------------------------------
        Benjamin D. Holloway

                  *                    Director                               April 1, 2002
-------------------------------------
          Stephen P. Joyce

                  *                    Director                               April 1, 2002
-------------------------------------
           Alan J. Kanders

                  *                    Director                               April 1, 2002
-------------------------------------
          Mahmood J. Khimji

                  *                    Director                               April 1, 2002
-------------------------------------
       Phillip H. McNeill, Sr.

                  *                    Director                               April 1, 2002
-------------------------------------
        John J. Russell, Jr.

                  *                    Director                               April 1, 2002
-------------------------------------
         Sherwood M. Weiser

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

                                          By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                               J. William Richardson
                                                   Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Interstate Hotels Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Interstate Hotels Corporation and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  /S/ PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 13, 2002, except for the second paragraph of Note 7 and the fourth paragraph of Note 8, as to which the date is February 21, 2002

                         INTERSTATE HOTELS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        2001
                                                                --------    --------

                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 51,327    $ 39,040
  Accounts receivable, net of allowance for doubtful
    accounts of $542 in 2000 and
    $227 in 2001............................................      12,624       4,931
  Insurance premiums receivable.............................       4,292       4,149
  Deferred income taxes.....................................       1,891       2,204
  Net investment in direct financing leases.................         248          92
  Prepaid expenses and other assets.........................       1,039       1,849
                                                                --------    --------
      Total current assets..................................      71,421      52,265
Restricted cash.............................................       2,173       1,348
Marketable securities.......................................       2,289       2,548
Property and equipment, net.................................      15,084      14,390
Officers and employees notes receivable.....................       3,442       2,028
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $1,016 in 2000 and $666
  in 2001...................................................      10,235       1,718
Net investment in direct financing leases...................         495         185
Equity investments in hotel real estate.....................       8,779      11,220
Deferred income taxes.......................................       3,086       5,479
Intangible and other assets.................................      26,519      17,488
                                                                --------    --------
      Total assets..........................................    $143,523    $108,669
                                                                ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       2,922       1,038
  Accounts payable -- health trust..........................       4,459       4,424
  Accounts payable -- related parties.......................       2,473          26
  Accrued payroll and related benefits......................       9,992       5,092
  Accrued rent..............................................       5,227         151
  Insurance payables........................................       2,685       1,384
  Other accrued liabilities.................................      11,764       5,487
  Current portion of long-term debt.........................       8,343       1,601
                                                                --------    --------
      Total current liabilities.............................      47,865      19,203
Deferred compensation.......................................       2,289       2,548
Long-term debt..............................................      36,820      39,380
                                                                --------    --------
      Total liabilities.....................................      86,974      61,131
Minority interest...........................................         433         433
Mandatorily redeemable preferred stock......................       4,258       5,070
Commitments and contingencies...............................          --          --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; 725,000 shares issued and outstanding and
    classified as mandatorily redeemable preferred stock at
    December 31, 2000 and 2001..............................          --          --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 6,399,744 and 5,730,440 shares issued and
    outstanding at December 31, 2000 and 2001,
    respectively............................................          64          57
  Paid-in capital...........................................      66,725      64,955
  Retained deficit..........................................     (14,931)    (22,977)
                                                                --------    --------
      Total stockholders' equity............................      51,858      42,035
                                                                --------    --------
      Total liabilities and stockholders' equity............    $143,523    $108,669
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       2000       2001
                                                               --------   --------   --------
Lodging revenues:
  Rooms.....................................................   $183,695   $191,811   $  4,277
  Other departmental........................................     10,693     11,661        149
Net management fees.........................................     33,275     29,481     24,525
Other fees..................................................     12,691     13,159     15,074
                                                               --------   --------   --------
                                                                240,354    246,112     44,025
                                                               --------   --------   --------
Lodging expenses:
  Rooms.....................................................     44,237     47,014      1,030
  Other departmental........................................      6,975      7,238         86
  Property costs............................................     56,258     61,767      1,531
General and administrative..................................     14,069     14,894     11,385
Payroll and related benefits................................     19,619     22,704     19,738
Lease expense...............................................     89,174     88,594        482
Depreciation and amortization...............................     20,833     16,091     10,394
Joint Venture start-up costs................................         --      2,096         --
Loss on impairment of investment in hotel lease contracts...     16,406     12,550         --
                                                               --------   --------   --------
                                                                267,571    272,948     44,646
                                                               --------   --------   --------
Operating loss..............................................    (27,217)   (26,836)      (621)
Other income (expense):
  Interest, net.............................................      1,368      1,777     (1,673)
  Other, net................................................         (9)        24         38
  Earnings (losses) from equity investments in hotel real
    estate..................................................      1,525       (522)    (5,169)
  Loss on impairment of equity investment in hotel real
    estate..................................................         --         --     (3,026)
  Loss on sale of investment in hotel real estate...........       (876)        --         --
                                                               --------   --------   --------
Loss before income tax benefit..............................    (25,209)   (25,557)   (10,451)
Income tax benefit..........................................     (5,078)    (5,935)    (3,295)
                                                               --------   --------   --------
Loss before minority interest...............................    (20,131)   (19,622)    (7,156)
Minority interest...........................................    (12,514)   (10,719)       194
                                                               --------   --------   --------
Net loss....................................................     (7,617)    (8,903)    (7,350)
Mandatorily redeemable preferred stock:
  Dividends.................................................         --        127        634
  Accretion.................................................         --         12         62
                                                               --------   --------   --------
Net loss available to common stockholders...................   $ (7,617)  $ (9,042)  $ (8,046)
                                                               ========   ========   ========
Earnings per common share (Note 16):
Basic.......................................................              $  (1.40)  $  (1.30)
                                                                          ========   ========
Diluted.....................................................              $  (1.40)  $  (1.30)
                                                                          ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                            MANDATORILY
                                                          RETAINED                                          REDEEMABLE
                                       COMMON   PAID-IN   EARNINGS      UNEARNED      OWNERS'                PREFERRED
                                       STOCK    CAPITAL   (DEFICIT)   COMPENSATION    EQUITY      TOTAL        STOCK
                                       -----    -------   ---------   ------------    ------      -----     -----------
Balance at December 31, 1998........    $--     $    --   $     --      $    --      $  92,607   $ 92,607     $   --
  Net capital contributions.........     --          --         --           --         25,816     25,816         --
  Spin-off transaction..............     59      63,511      1,728           --       (118,423)   (53,125)        --
  Issuance of common stock..........      2       2,118         --           --             --      2,120         --
  Unearned compensation related to
    the issuance of common stock....      3       1,076         --       (1,079)            --         --         --
  Amortization of unearned
    compensation....................     --          --         --          205             --        205         --
  Net loss available to common
    stockholders....................     --          --     (7,617)          --             --     (7,617)        --
                                        ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 1999........     64      66,705     (5,889)        (874)            --     60,006         --
  Issuance of common stock..........      2         615         --           --             --        617         --
  Common stock repurchased and
    retired.........................     (2)       (595)        --           --             --       (597)        --
  Issuance of mandatorily redeemable
    preferred stock.................     --          --         --           --             --         --      7,250
  Unearned compensation related to
    the issuance of mandatorily
    redeemable preferred stock......     --          --         --           --             --         --     (2,250)
  Mandatorily redeemable preferred
    stock issuance costs............     --          --         --           --             --         --       (429)
  Mandatorily redeemable preferred
    stock accretion.................     --          --         --           --             --         --         12
  Receivable from related party.....     --          --         --           --             --         --       (450)
  Amortization of unearned
    compensation....................     --          --         --          874             --        874        125
  Net loss available to common
    stockholders....................     --          --     (9,042)          --             --     (9,042)        --
                                        ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 2000........     64      66,725    (14,931)          --             --     51,858      4,258
  Issuance of common stock..........      1         214         --           --             --        215         --
  Options exercised.................     --           8         --           --             --          8         --
  Common stock repurchased and
    retired.........................     (8)     (1,992)        --           --             --     (2,000)        --
  Mandatorily redeemable preferred
    stock accretion.................     --          --         --           --             --         --         62
  Amortization of unearned
    compensation....................     --          --         --           --             --         --        750
  Net loss available to common
    stockholders....................     --          --     (8,046)          --             --     (8,046)        --
                                        ---     -------   --------      -------      ---------   --------     ------
Balance at December 31, 2001........    $57     $64,955   $(22,977)     $    --      $      --   $ 42,035     $5,070
                                        ===     =======   ========      =======      =========   ========     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        2000        2001
                                                                --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................    $ (7,617)   $ (8,903)   $ (7,350)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      20,833      16,091      10,394
    (Earnings) losses from equity investments in hotel real
     estate.................................................      (1,525)        522       5,169
    Loss on impairment of investment in hotel lease
     contracts..............................................      16,406      12,550          --
    Loss on impairment of equity investment in hotel real
     estate.................................................          --          --       3,026
    Loss on sale of investment in hotel real estate.........         876          --          --
    Minority interest.......................................     (12,514)    (10,719)        194
    Deferred income taxes...................................      (3,867)     (6,259)     (2,706)
    Amortization of restricted common stock and mandatorily
     redeemable preferred stock.............................          --         999         750
    Other...................................................         165       1,115         948
  Cash provided by (used in) assets and liabilities:
    Accounts receivable, net................................       1,324        (164)      7,836
    Prepaid expenses and other assets.......................        (285)        109        (810)
    Accounts payable........................................       4,625       2,333      (6,819)
    Accrued liabilities.....................................       5,372       2,406     (12,043)
                                                                --------    --------    --------
      Net cash provided by (used in) operating activities...      23,793      10,080      (1,411)
                                                                --------    --------    --------
Cash flows from investing activities:
  Net investment in direct financing leases.................       1,115         649         466
  Change in restricted cash.................................         500        (472)        825
  Purchase of property and equipment, net...................        (970)       (419)       (479)
  Acquisition of hotel, net of cash received................     (12,981)         --          --
  Purchases of marketable securities........................      (2,245)     (2,435)     (3,084)
  Proceeds from sale of marketable securities...............       1,958       2,449       3,202
  Proceeds from sale of equity investment in hotel real
    estate..................................................      13,654          --          --
  Net cash received from (invested for) equity investments
    in hotel real estate....................................       1,176      (9,301)    (10,636)
  Change in officers and employees notes receivable, net....        (960)       (755)        773
  Net investment in management agreements...................        (291)       (881)       (471)
  Merger-related acquisition costs..........................      (8,941)         --          --
  Change in affiliates notes receivable, net................      (2,057)        (63)      8,517
  Deposits and other........................................         (79)       (150)       (179)
                                                                --------    --------    --------
      Net cash used in investing activities.................     (10,121)    (11,378)     (1,066)
                                                                --------    --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................          --      32,560       4,170
  Repayment of long-term debt...............................          --         (79)     (8,352)
  Proceeds from issuance of common stock....................       2,120         617         223
  Proceeds from the issuance of mandatorily redeemable
    preferred stock.........................................          --       5,000          --
  Mandatorily redeemable preferred stock issuance costs
    paid....................................................          --        (429)         --
  Preferred stock dividends paid............................          --          --        (634)
  Net contributions from (distributions to) minority
    interest................................................       6,934      (4,592)        915
  Accounts payable-related parties..........................     (18,597)         --      (2,641)
  Net contributions from (distributions to) owners..........      16,659          --          --
  Financing fees paid.......................................          --      (2,295)     (1,491)
  Common stock repurchased and retired......................          --        (597)     (2,000)
                                                                --------    --------    --------
      Net cash provided by (used in) financing activities...       7,116      30,185      (9,810)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........      20,788      28,887     (12,287)
Cash and cash equivalents at beginning of year..............       1,652      22,440      51,327
                                                                --------    --------    --------
Cash and cash equivalents at end of year....................    $ 22,440    $ 51,327    $ 39,040
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

                         INTERSTATE HOTELS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation and its subsidiaries (the "Company") is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At December 31, 2001, the Company managed or performed related services, including insurance and risk management services, purchasing and project management services and centralized accounting services, for 134 hotels with a total of 28,316 rooms in 37 states in the United States, and in Canada and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the "Owned Hotel"), which it acquired in 1999, and has non-controlling equity interests in 12 of these hotels.

     The Company, together with its subsidiaries and predecessors, was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off"). On June 2, 1998, Interstate Hotels Company (together with its subsidiaries, "Old Interstate") merged into Wyndham (the "Merger"). As part of the Spin-off, Wyndham continued to own a 55% non-controlling ownership interest in Interstate Hotels, LLC ("IH LLC"), a subsidiary of the Company and the successor to the third-party hotel management business conducted by Old Interstate prior to the Merger.

     In accordance with IH LLC's limited liability company agreement, and prior to the execution of the Wyndham Redemption discussed in Note 4, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham and allocate between IH LLC and the Company the costs and expenses relating to services provided by one party for the benefit of the other in accordance with generally accepted accounting principles, on the basis of which party benefited from the expenditure during the year ended December 31, 1999 and the period from January 1, 2000 to October 31, 2000. To the extent that the allocation of any such costs and expenses, including general and administrative expenses, could not be fairly apportioned, IH LLC and the Company were required to allocate such costs and expenses based upon their respective gross revenues, so that each party's profit margins are substantially the same for similar services.

     Prior to the Spin-off, the Company was not a separate legal entity. Therefore, the accompanying 1999 consolidated financial statements of the Company have been carved out of Wyndham's financial statements using Wyndham's basis of accounting. The financial statements include only those assets, liabilities, revenues and expenses directly attributable to the third-party hotel management business, the equity interests in The Charles Hotel Complex and the leased hotels that were retained by the Company in connection with the Spin-off. These consolidated financial statements have been prepared as if the Company had operated as a separate entity for the year ended December 31, 1999.

     Prior to January 1, 2001, the Company included the revenues and expenses and the working capital of the hotels that were previously leased from Equity Inns, Inc. (Note 6) in the financial statements because the risk of operating these hotels was borne by the Company, as lessee, under the terms of the leases. Revenues and expenses from the operation of the managed hotels are not included in the financial statements because the hotel management agreements are generally cancellable, not transferable and do not shift the risks of operation to the Company. Therefore, the Company records revenues from management fees only for its managed hotels.

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

     At December 31, 2000, the Company's cash and cash equivalents included $7,592 of escrowed funds that were paid to Wyndham in July 2001 in connection with the Wyndham Redemption (see Note 4).

Restricted Cash:

     Restricted cash includes capital restricted under applicable government insurance regulations representing approximately 20% of the annual insurance premiums written by the Company. In addition, the mortgage note related to the Owned Hotel, as discussed in Note 5, provides that certain cash from operations be restricted for the future acquisition or replacement of property and equipment each year based on a percentage of gross hotel revenues.

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

Officers and Employees Notes Receivable:

     The Company grants loans from time to time to officers and employees, which are payable upon demand and generally do not bear interest until such demand is made. Certain notes may be forgiven in accordance with employment agreements, and such amounts are expensed ratably over the terms of such employment agreements.

Equity Investments in Hotel Real Estate:

     The Company accounts for investments in hotel real estate using the equity method of accounting based on management's ability to control the property through management agreements. The Company measures its equity earnings or losses under the hypothetical liquidation at book value equity method of accounting. This accounting method requires the proportionate net income or loss of the investor to be adjusted for preferred returns or distributions due to the other investors.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Intangible and Other Assets:

     Intangible and other assets consist of the amounts paid to obtain management agreements, which includes the allocation of the Merger consideration by Wyndham, and deferred financing fees. Intangibles and other assets are amortized on the straight-line method over the life of the underlying agreements or estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

     The carrying values of long-lived assets, which include property and equipment and all intangible assets, are evaluated quarterly in relation to the operating performance and future undiscounted operating cash flows of the underlying assets. Adjustments are made if the sum of expected future undiscounted net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows.

Deferred Income Taxes:

     Deferred income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are provided for the differences between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Income Tax Status:

     Prior to the Spin-off, the entities that comprised the Company were included in the consolidated income tax return of either Old Interstate or Wyndham and all tax liabilities were paid by either Old Interstate or Wyndham. The income tax provision presented in these consolidated financial statements through the Spin-off date has been calculated as if the Company had prepared and filed a separate income tax return for those periods. The income tax liability for all current income taxes for purposes of these consolidated financial statements through the Spin-off date have been settled with either Old Interstate or Wyndham through owners' equity. For periods after the Spin-off, the Company files a separate consolidated income tax return. Such return includes an allocation of the operating results of IH LLC based on the Company's share of the taxable operating results of IH LLC.

     The effective tax rate used after the Spin-off is based on the Company's effective tax rate for the year ended December 31, 1999, and varies from the statutory tax rate as a result of the allocations of the taxable operating results of IH LLC to minority interests, as discussed above.

Owners' Equity:

     Owners' equity prior to the Spin-off represents the net equity of Old Interstate and Wyndham in the Company. Net contributions from and distributions to owners represent non-operating transfers to and from Old Interstate and Wyndham.

Lodging and Management Fee Revenue Recognition:

     The owned and previously leased hotels recognize revenue from their rooms, food and beverage and other departments as earned on the close of each business day. Net management fees comprise base and incentive management fees received from third-party owners of hotel properties. The Company recognizes base fees as revenue when earned in accordance with the management agreement. In accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and Securities and Exchange Commission ("SEC") Topic No. D-96, "Accounting for Management Fees Based on a Formula" (Method

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

No. 2), base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

Other Revenues:

     Insurance revenues are earned through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when individual policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy (as-reported basis). Direct premiums written are recognized in accordance with to the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Unearned premiums represent the portion of premiums applicable to the unexpired term of policies in force.

     In addition, the Company is reimbursed for costs associated with providing insurance and risk management services, purchasing and project management services, MIS and legal support, centralized accounting, training and relocation programs to the owned, managed and leased hotels. These revenues are included in other fees and the corresponding costs are included in general and administrative and payroll and related benefits in the consolidated statements of operations.

Insurance:

     A provision for outstanding claims is provided for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Such losses are based on management's estimate of the ultimate cost of settlement of claims and historical loss rates. Accrued claims liabilities are carried at present value without discounting since the contracts are of a short duration and discounting would not be significant. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

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

New Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method of accounting and that goodwill and other intangible assets with indefinite useful lives should not be amortized, but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The implementation of the provisions of SFAS No. 142 for existing goodwill and other intangible assets is required

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

effective January 1, 2002. Management of the Company does not expect the implementation of SFAS No. 142 to have a significant impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The implementation of the provisions of SFAS No. 143 is required effective January 1, 2003. Management of the Company does not expect the implementation of SFAS No. 143 to have a significant impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The implementation of the provisions of SFAS No. 144 is required effective January 1, 2002. Management of the Company does not expect the implementation of SFAS No. 144 to have a significant impact on the Company's consolidated financial statements.

     In February 2002, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This pronouncement establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the income statement. The application of this pronouncement is required effective January 1, 2002. Management of the Company is currently assessing the details of the pronouncement and is preparing a plan of implementation. The implementation of this pronouncement could have a significant impact on the operating revenues and expenses that are reported by the Company, but should not impact its results of operations.

Reclassifications:

     Certain amounts in previously issued financial statements have been reclassified to conform to the presentation adopted in the 2001 consolidated financial statements.

3.  INVESTOR TRANSACTION:

Securities Purchase Agreement:

     On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5,000 and 8.75% Subordinated Convertible Notes (the "Notes") for $25,000. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. The Preferred Stock accrues cumulative dividends that are payable quarterly in cash at 8.75% per annum, with up to 25% of the dividends payable in kind (at the option of the Company). The Preferred Stock must be mandatorily redeemed by the Company on October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at 8.75% per annum, with up to 25% of the interest payable in kind (at the option of the Company). If the Company elects to pay up to 25% of the dividends and interest in kind, a beneficial conversion feature could result in instances where the fair market value of the Company's common stock is greater than $4.00 per share at the date of payment. The effect would be that the Company would record a charge to net income available to common stockholders for the difference between the fair market value of the Company's common stock and $4.00 per share.

     Both the Preferred Stock and the Notes are convertible at any time into Class A Common Stock of the Company at $4.00 per share, which was in excess of the fair market value at the date of issuance. Initially, these securities were convertible into an aggregate of 7,500,000 shares of Class A Common Stock, however, no holder of either the Preferred Stock or the Notes may convert these securities if that conversion would cause

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  INVESTOR TRANSACTION, CONTINUED:

such holder and its affiliates or any group of which any of them is a member to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

     The Preferred Stock and the Notes were recorded at fair value of $5,000 and $25,000, respectively, in the fourth quarter of 2000. Costs incurred in connection with the issuance of the Preferred Stock of $429 were allocated to the fair value of the Preferred Stock at issuance. The Preferred Stock is being accreted to redemption value over a seven-year period. Transaction costs of $2,141 incurred in connection with the Notes were deferred and are being amortized over a seven-year period.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2,250 to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under their previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into an aggregate of 562,500 shares of Class A Common Stock of the Company, subject to vesting restrictions, and are redeemable, as discussed above, for $10 per share.

     The issuance of the Preferred Stock to the executives was recorded as deferred compensation at fair value and is being amortized as compensation expense over a three-year vesting period. Compensation expense of $125 and $750 was recorded in 2000 and 2001, respectively. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of $874 in the fourth quarter of 2000. Other costs of $281 incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

     The terms of the Preferred Stock and the Notes contain various voting rights of the Investor and covenants by the Company with respect to the operation of the business of the Company on an ongoing basis.

     In connection with the issuance of the Preferred Stock and Notes, the Company and the Investor entered into an Investor Agreement providing for certain restrictions on, and rights of, the Investor with respect to the Company, including a standstill agreement, restrictions on transfer of the Preferred Stock and the Notes (and common stock into which they are convertible) and rights to designate five out of 11 of the members of the Board of Directors of the Company.

Joint Venture Commitment:

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. The Investor has committed to invest $20,000 of capital to the Joint Venture. As of December 31, 2001, neither the Company nor the Investor have invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

     The Joint Venture is structured as a limited partnership with an affiliate of the Investor serving as the managing general partner having decision-making authority and an affiliate of the Company serving as a general partner having limited authority and responsibility. The limited partnership interests are owned by affiliates of the Investor, by affiliates of the Company, and by two executives of the Company. The executives received aggregate limited partnership interests of 5.25% without any capital contribution and are subject to a

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  INVESTOR TRANSACTION, CONTINUED:

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

     The Joint Venture was accounted for by the Company using the equity method of accounting in the fourth quarter of 2000. As a result, the Company recorded an equity loss from the Joint Venture in the amount of $300 in the fourth quarter of 2000. Transaction costs of $2,096 incurred in connection with the start-up of the Joint Venture, net of a $750 reimbursement from the Joint Venture, were expensed by the Company in the fourth quarter of 2000. The Company will also record compensation expense to the extent of the fair value of the executives' interest in the Joint Venture, subject to the executives' vesting periods.

4.  WYNDHAM REDEMPTION:

     In the fourth quarter of 2000, the Company agreed to cause its principal operating subsidiary, IH LLC, to redeem from affiliates of Wyndham substantially all of their aggregate 55% non-voting ownership interest in IH LLC (the "Wyndham Redemption"). The total purchase price was $13,129, which included $447 of transaction costs. Pursuant to this agreement, IH LLC transferred to Wyndham a management agreement of IH LLC for one hotel owned by Wyndham, and Wyndham terminated the management agreements for six other Wyndham-owned hotels in January 2001. IH LLC redeemed approximately 9% of Wyndham's 55% interest in IH LLC and substantially all of the remaining interest was converted into a preferred membership interest in IH LLC. At December 31, 2000, the Company had included in long-term debt a total of $12,682 related to the redemption of the preferred membership interest that either party may require to be redeemed by IH LLC at any time on or after July 1, 2001 (the "Wyndham Redemption Notes"). On July 1, 2001, IH LLC redeemed the preferred membership interest from Wyndham for $12,682, which was paid with $8,250 in cash and the remaining amount of $4,432 in promissory notes. The promissory notes were included in long-term debt as of December 31, 2001. Wyndham's remaining 1.6627% common interest in IH LLC that was not redeemed or converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem this remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  WYNDHAM REDEMPTION, CONTINUED:

     The Wyndham Redemption was accounted for by the Company using the purchase method of accounting in the fourth quarter of 2000. Transaction costs of $447 incurred in connection with the Wyndham Redemption were included in the total purchase price of $13,129. The assets acquired and the liabilities assumed of IH LLC have been recorded at their estimated fair values. The purchase resulted in a reduction of the carrying value of long-term intangible assets related to the Company's investment in management agreements of $14,092. The remaining intangible asset continues to be amortized on a straight-line basis over the original amortization period of five years which began in June 1998.

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

                                                   1999        2000
                                                 --------    --------
Total revenue..................................  $239,180    $243,398
Net loss available to common stockholders......   (12,527)    (14,464)
Basis earnings per common share................     (2.04)      (2.31)
Diluted earnings per common share..............     (2.04)      (2.31)

5.  LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31:

                                                    2000       2001
                                                   -------    -------
8.75% Subordinated Convertible Notes (Note 3)....  $25,000    $25,000
Wyndham Redemption Notes.........................   12,682      4,432
Limited Recourse Mortgage Note...................    7,481      7,379
Promissory Note..................................       --      4,170
                                                   -------    -------
                                                    45,163     40,981
  Less current portion...........................   (8,343)    (1,601)
                                                   -------    -------
                                                   $36,820    $39,380
                                                   =======    =======

     Wyndham Redemption Notes--The Wyndham Redemption Notes balance of $4,432 at December 31, 2001 (Note 4) bears interest at a rate that is fixed at 9.75%. Principal payments of $750 and $3,682 are due July 1, 2002 and July 1, 2004, respectively.

     Limited Recourse Mortgage Note--In February 2000, a subsidiary of the Company entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which matures February 2003, amounted to $7,560. Monthly payments are due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The average effective interest rate for 2000 and 2001 was 8.57% and 6.26%, respectively. The note is collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company on November 1, 1999, and provides for a guarantee by the Company of up to $3,000. The remaining outstanding principal balance on the note is due and payable at maturity.

     The note contains restrictive covenants, including financial ratios, which are required to be maintained by the Company as borrower and guarantor. During the third quarter of 2001, the Company was not in compliance with the minimum net worth covenant of the guarantor. During the fourth quarter of 2001, the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  LONG-TERM DEBT, CONTINUED:

Company obtained a waiver of compliance and the existing minimum net worth covenant was modified by the bank. As of December 31, 2001, the Company was in compliance with all debt covenant requirements under the limited recourse mortgage note.

     Promissory Note--In March 2001, a subsidiary of the Company entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010.

     Scheduled maturities of long-term debt for the next five years and thereafter are as follows:

2002........................................................  $ 1,601
2003........................................................    6,528
2004........................................................    3,682
2005........................................................       --
2006........................................................       --
Thereafter..................................................   29,170
                                                              -------
                                                              $40,981
                                                              =======

     Credit Facility--On July 31, 2001, the Company entered into a $40,000 senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. In addition to mandatory prepayment provisions, the credit facility contains restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends, restrictions on the imposition of liens and limitations on additional indebtedness. Transaction costs of approximately $1,497 were incurred in connection with the credit facility during 2001. These costs were deferred and are being amortized over a two-year period. In addition, a nonrefundable commitment fee ranging from 0.375% to 0.5% of the unused portion of the credit facility is payable quarterly. The Company incurred $84 of interest expense related to the commitment fee for the year ended December 31, 2001. As of December 31, 2001, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants.

6.  IMPAIRMENT OF INVESTMENT IN HOTEL LEASE CONTRACTS:

     On July 21, 2000, the Company executed a binding Memorandum of Understanding (the "Memorandum") with Equity Inns, Inc. ("Equity Inns") with respect to the hotel lease contracts between the Company and Equity Inns, which was superseded by a Master Lease Termination Agreement dated September 12, 2000 (the "Termination Agreement"). Pursuant to the Termination Agreement, all of the lease contracts for the 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and the Company and Equity Inns simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. The management agreements expire on a staggered annual basis beginning January 1, 2002 through January 1, 2005. However, Equity Inns renewed several management agreements that were due to expire on January 1, 2002. As a result of this conversion, effective January 1, 2001, the operating revenues and expenses and the working capital of these hotels were no longer reflected in the financial statements of the Company. Instead, the Company recorded revenues from management fees only. The Company also continued to manage, under a new management agreement, one additional hotel it currently manages for Equity Inns (but did not lease). The Company accounted for the transaction as an exchange of nonmonetary assets in accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions."

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  IMPAIRMENT OF INVESTMENT IN HOTEL LEASE CONTRACTS, CONTINUED:

     Concurrently with the Company's decision to enter into the Memorandum, the Company recorded a non-cash impairment loss of $12,550 in the third quarter of 2000 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. The Company estimated the discounted cash flows utilizing estimates of future operating results for the remaining lease and anticipated management agreement terms, in accordance with the provisions of the Memorandum.

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

     During the fourth quarter of 2001, the Company and Equity Inns finalized the conversion of hotel lease contracts for management agreements. Based on the final settlement with Equity Inns, the Company reversed approximately $1,016 of estimated accrued liabilities related to the conversion that were established and recorded as a general and administrative expense in the fourth quarter of 2000. The reversal of the accrued liabilities was recorded as a reduction of general and administrative expense in 2001.

     In 1999, the Company recorded a non-cash impairment loss of $16,406 related to its leased hotel intangible assets included in the mid-scale, upper economy and budget hotels segment. The impairment loss was the result of a permanent impairment of the future profitability of these hotels for the remainder of the hotel lease contract terms. These hotels had experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs resulting from significant construction that had occurred within this industry segment. This recent construction caused a significant over-supply of mid-scale, upper economy and budget hotels in certain markets. The long-term impact of this over-supply on the profitability of the Company's leased hotels was determined and quantified as a result of a negative trend in operating statistics increasing through the fourth quarter of 1999 and during the completion of the Company's budgeting process in the fourth quarter of 1999.

     In accordance with SFAS No. 121, the Company evaluated the recoverability of the intangible assets by measuring the carrying amount of the intangible assets against the estimated future cash flows of the individual properties. As a result of the 1999 evaluation, the Company recognized the impairment loss on 42 of its leased hotel intangible assets.

7.  LOSS ON IMPAIRMENT OF EQUITY INVESTMENT IN HOTEL REAL ESTATE:

     In the third quarter of 2001, the Company recorded a loss on impairment of equity investment in hotel real estate in the amount of $3,026. This loss represents a non-cash impairment loss related to the Company's 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults. As of December 31, 2001, the Company's accounts receivable owed from this hotel amounted to approximately $1,213, which relates primarily to the reimbursement of costs.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  LOSS ON IMPAIRMENT OF EQUITY INVESTMENT IN HOTEL REAL ESTATE, CONTINUED:

     On February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel, and the Company received a $900 cash payment towards the accounts receivable owed to the Company by the hotel. The hotel owner also issued a promissory note to the Company for the remaining accounts receivable, which note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003 and ending December 31, 2003. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002.

     The majority owners and the principal lender for the hotel have representation on the Company's board of directors and are affiliated with the holders of the Investor.

8.  ACQUISITIONS AND DISPOSITIONS:

     On March 27, 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in two limited partnerships that own eight mid-scale hotels for a total acquisition cost, including closing costs, of approximately $8,674. FelCor Lodging Trust Incorporated ("FelCor") owns the remaining 50% of the partnerships. The two limited partnerships are FCH/IHC Hotels, L.P. and FCH/IHC Leasing, L.P. The eight hotels are:

                       HOTEL                               LOCATION
                       -----                               --------
Atlanta-Downtown Fairfield Inn by Marriott            Atlanta, Georgia
Atlanta-Downtown Courtyard by Marriott                Atlanta, Georgia
Dallas-Regal Row Fairfield Inn by Marriott            Dallas, Texas
Houston-Near the Galleria Fairfield Inn by Marriott   Houston, Texas
Houston-Near the Galleria Courtyard by Marriott       Houston, Texas
Houston I-10-East Hampton Inn                         Houston, Texas
Houston I-10-East Courtyard by Marriott               Houston, Texas
Scottsdale-Downtown Fairfield Inn by Marriott         Scottsdale, Arizona

The hotels are leased to newly formed entities also owned 50% by FelCor and 50% by the Company, and have been managed by the Company since January 1, 2001.

     The Company used cash on hand of $4,504 and a $4,170 promissory note from FelCor to fund the acquisition. The promissory note pays interest at the rate of 12% per annum and the principal balance is due and payable on December 31, 2010. The Company accounts for this investment using the equity method of accounting and recorded $691 in equity losses related to this investment for the year ended December 31, 2001. Pro forma financial information of the Company has not been presented as this transaction would not materially differ the historical financial statements presented herein.

     On November 19, 2001, the Company acquired a non-controlling 15% limited partnership interest in a limited partnership, CNL IHC Partners, L.P., that owns two mid-scale hotels for a total acquisition cost, including closing costs, of approximately $2,201. CNL Hospitality Corp. owns the remaining 85% of the partnership. The two hotels are the Courtyard by Marriott and the Residence Inn by Marriott, both of which are located in the greater Hartford, Connecticut area. The Company used cash on hand to fund the acquisition. The Company accounts for this investment using the equity method of accounting. Pro forma financial information of the Company has not been presented as this transaction would not materially differ the historical financial statements presented herein.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  ACQUISITIONS AND DISPOSITIONS, CONTINUED:

     During 2000, the Company acquired a 25% non-controlling equity interest in a limited partnership, MRI Houston Hospitality, L.P., that owns the Houston Astrodome/Medical Center Residence Inn by Marriott in Houston, Texas for $750; a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for $3,874; and a 10% non-controlling equity interest in a limited liability company, Interconn Ponte Vedra Company, L.L.C., that owns the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida for $4,377. The Company manages all three hotels. The Company accounts for these investments using the equity method of accounting and recorded $4,478 and $222 in equity losses related to these three equity investments for the years ended December 31, 2001 and 2000, respectively. On February 21, 2002, in connection with the restructuring of the ownership and financing for the Renaissance Worldgate Hotel as discussed in Note 7, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel. Pro forma financial information of the Company has not been presented as these transactions would not materially differ the historical financial statements presented herein.

     One of the former owners of the Houston Astrodome/Medical Center Residence Inn by Marriott is currently a member of the board of directors of the Company and an officer of an affiliate of the Investor. This former owner is also an affiliate of the current managing partner of this property. The majority owners and the principal lender for the Renaissance Worldgate Hotel have representation on the Company's board of directors and are affiliated with the Investor.

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

     On June 18, 1999, the Company sold substantially all of its equity interests in The Charles Hotel Complex by selling a 1% general partnership interest and an 82.9% limited partnership interest and, through IH LLC, received $13,500 in cash and a $5,750 secured non-recourse promissory note in connection with the sale. The promissory note, which was repaid in 2001, paid quarterly interest only, at a rate of 10% per annum. The loss of $876 on the sale is included in "loss on sale of investment in hotel real estate" in the 1999 consolidated statements of operations and is allocated 100% to Wyndham in "minority interest" in the 1999 consolidated statements of operations in accordance with IH LLC's limited liability company agreement. This agreement also requires that the proceeds and interest from the promissory note be allocated entirely to the Company.

     In 1999, the management agreement for The Charles Hotel was amended in connection with the sale to provide for a reduction in management fees payable to the Company in exchange for an extension of the term of the management contract to ten years.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  ACQUISITIONS AND DISPOSITIONS, CONTINUED:

     The following table represents the summarized financial information of FCH/IHC Hotels, L.P. and Interconn Ponte Vedra Company, L.L.C. as of and for the period ended December 31, 2001:

                                                                               INTERCONN
                                                              FCH/IHC         PONTE VEDRA
                                                            HOTELS, L.P.    COMPANY, L.L.C.
                                                            ------------    ---------------
Total assets..............................................    $87,543          $108,294
Total liabilities.........................................     53,954            69,704
Preferred partnership interest............................     16,581                --
Partners' or members' equity..............................     17,008            38,590
Lodging or rent revenue...................................      7,420            42,955
Net income................................................        148               608

9.  PROPERTY AND EQUIPMENT:

     Property and equipment, which principally relates to the Pittsburgh Airport Residence Inn by Marriott and the Company's corporate offices, consisted of the following at December 31:

                                                                  2000        2001
                                                                 -------     -------
Land........................................................     $ 1,344     $ 1,344
Building (40 years).........................................       9,864       9,917
Leasehold improvements (5 to 15 years)......................       1,428       1,430
Furniture, fixtures and equipment (5 to 10 years)...........       8,904       9,328
                                                                 -------     -------
                                                                  21,540      22,019
Less accumulated depreciation...............................      (6,456)     (7,629)
                                                                 -------     -------
                                                                 $15,084     $14,390
                                                                 =======     =======

     Depreciation expense was $890, $1,384 and $1,173 for the years ended December 31, 1999, 2000 and 2001, respectively.

10.  NET INVESTMENT IN DIRECT FINANCING LEASES:

     The Company leases office, computer and telephone equipment to managed hotels under capital leases. The following represents the components of the net investment in direct financing leases at December 31:

                                                                  2000      2001
                                                                 ------     -----
Total future minimum lease payments receivable..............     $  936     $ 345
Less unearned income........................................       (193)      (68)
                                                                 ------     -----
                                                                    743       277
                                                                 ------     -----
Less current portion........................................       (248)      (92)
                                                                 ------     -----
                                                                 $  495     $ 185
                                                                 ======     =====

     Future minimum lease payments to be received under these leases for each of the years ending December 31 are as follows:

2002........................................................   262
2003........................................................    83
                                                              ----
                                                              $345
                                                              ====

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.  INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consisted of the following at December 31:

                                                              2000        2001
                                                            --------    --------
Management agreements (5 to 20 years)...................    $ 26,760    $ 25,938
Deferred financing fees (2 and 7 years).................       2,295       3,787
Other...................................................         212         391
                                                            --------    --------
                                                              29,267      30,116
Less accumulated amortization...........................      (2,748)    (12,628)
                                                            --------    --------
                                                            $ 26,519    $ 17,488
                                                            ========    ========

     Approximately $23,613 and $22,322 of the management agreements at December 31, 2000 and 2001, respectively, will be fully amortized by July 31, 2003.

12.  COMMITMENTS AND CONTINGENCIES:

     The Company accounts for the leases of office space (the office leases expire at varying times through 2005) and certain office equipment (the equipment leases expire at varying times through 2005) as operating leases. Total rent expense amounted to approximately $2,216, $2,103 and $2,277 for the years ended December 31, 1999, 2000 and 2001, respectively. The following is a schedule of future minimum lease payments under these leases for each of the years ending December 31:

2002........................................................    $2,126
2003........................................................     1,661
2004........................................................       388
2005........................................................       239
2006........................................................        --
                                                                ------
                                                                $4,414
                                                                ======

     As discussed in Note 3, the Company has committed to invest $25,000 into the Joint Venture. Such amount is expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

     Under the provisions of certain management agreements between the Company and hotel owners, the Company has outstanding commitments to provide an aggregate of up to $4,050 to these hotel owners in the form of investments or working capital loans, which may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is unknown.

     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at the hotels it operates. In addition, legal proceedings were or may be commenced against Old Interstate in the ordinary course of its business. To the extent that such legal proceedings relate to operations that are now conducted by the Company, the Company will succeed to any liabilities resulting from such legal proceedings, and under the terms of the Spin-off, the Company is required to indemnify Wyndham with respect thereto, whether arising before or after the Spin-off. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnification from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Old Interstate had similar arrangements prior to the Merger. In addition, in connection with the Spin-off, Wyndham has agreed to indemnify the Company against liabilities relating to, among other things, the assets

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

of Old Interstate that Wyndham retained. As a result, the Company believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

13.  PREFERRED AND COMMON STOCK:

Preferred Stock:

     The Company has the authority to issue up to 10,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors of the Company without stockholder approval. The rights of the holders of the Company's common stock will be subject to, and may be affected by, the rights of the holders of any such preferred stock that may be issued in the future. 725,000 shares of preferred stock have been issued to date and are described below under the caption mandatorily redeemable preferred stock.

Mandatorily Redeemable Preferred Stock:

     On October 20, 2000, the Company issued 725,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") pursuant to a Securities Purchase Agreement (see Note 3). The Company has authorized a total of 850,000 shares of Preferred Stock. The Preferred Stock accrues cumulative dividends payable in cash at 8.75% per annum of the stated amount ($10 per share) on a quarterly basis, with up to 25% of the dividends payable in additional shares of Preferred Stock at the Company's option. If the dividends are in arrears for a period of 60 days or more, then an additional cumulative dividend is payable in additional shares of Preferred Stock at 2% per annum of the stated amount. The Preferred Stock also receives any dividends paid to holders of Class A Common Stock of the Company on an as-converted basis. The Company is precluded from paying dividends on, or repurchasing, capital stock that is on parity with Preferred Stock and from repurchasing capital stock that is not ranked senior to the Preferred Stock, unless all dividends accrued on the Preferred Stock have been paid. The Company paid the holders of the Preferred Stock $634 of dividends for the year ended December 31, 2001. Approximately $127 of dividends were accrued but unpaid as of December 31, 2001. Such amounts were paid in January 2002.

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

     Each share of Preferred Stock, including any shares of Preferred Stock issued in lieu of dividends, is convertible at any time at the option of the holder into Class A Common Stock prior to any redemption. The conversion price is $4.00 per share of Class A Common Stock subject to anti-dilution adjustment. Initially, these securities were convertible into 1,812,500 shares of Class A Common Stock. The terms of the Securities Purchase Agreement prohibit any holder from exercising the right to convert any shares of Preferred Stock if the conversion would cause the holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock after conversion.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.  PREFERRED AND COMMON STOCK, CONTINUED:

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

Common Stock:

     Each holder of Class A, Class B and Class C Common Stock is entitled to one vote for each share held by such holder, and no stockholders have cumulative voting rights or preemptive, subscription or redemption rights, and no liability exists for further calls or assessments. Holders of Class B shares are entitled to elect one director, and holders of Class C shares are entitled to elect one director. Subject to the rights of the holders of the Preferred Stock, holders of Class A shares elect the remaining directors. Upon the liquidation or dissolution of the Company, all holders of shares of common stock share ratably in the assets of the Company available for distribution to stockholders, subject to the preferential rights of any then outstanding shares of preferred stock. On December 1, 2000, the Company purchased and cancelled 181,916 shares of Class A Common Stock and 60,639 shares of Class C Common Stock, which were held by Wyndham, for an aggregate purchase price of $597 (see Note 4). In 2001, the Company purchased and cancelled 826,000 shares of Class A Common Stock through the Company's stock repurchase program for an aggregate purchase price of $2,000.

     The following table represents the number of shares of common stock authorized, issued and outstanding at December 31:

                                                                ISSUED AND
                                                                OUTSTANDING
                                                           ---------------------
                                  PAR VALUE   AUTHORIZED     2000        2001
                                  ---------   ----------   ---------   ---------
Class A Common Stock............    $.01      62,000,000   6,157,189   5,487,885
Class B Common Stock............    $.01       1,500,000     242,555     242,555
Class C Common Stock............    $.01       1,439,361          --          --
                                              ----------   ---------   ---------
                                              64,939,361   6,399,744   5,730,440
                                              ==========   =========   =========

     The following represents the number of shares of Class A Common Stock authorized for issuance under the Company's stock plans at December 31:

                                                         2000         2001
                                                       ---------    ---------
1999 Equity Incentive Plan...........................  2,380,000    2,380,000
Employee Stock Purchase Plan.........................    400,000           --
                                                       ---------    ---------
                                                       2,780,000    2,380,000
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

     Prior to February 2001, the Company elected to account for stock-based employee compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees," rather than

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.  PREFERRED AND COMMON STOCK, CONTINUED:

SFAS No. 123, "Accounting for Stock-Based Compensation." Based on the fair value of the options at the grant dates according to SFAS No. 123, the Company's net loss would not have changed for compensation cost related to the stock options for the years ended December 31, 1999 or 2000.

     In February 2001, the Board of Directors approved the repricing of all outstanding options to purchase shares of the Company's Class A Common Stock. Under the terms of the repricing, each optionee was given the right to elect to keep their original stock options at the stated exercise price of $4.50, or to return 40% of their original stock options and retain the 60% remaining stock options with a new exercise price of $2.00. As a result of the repricing, an aggregate of 939,500 stock options granted on July 15, 1999, August 9, 1999, September 13, 1999 and September 28, 1999 were cancelled and replaced with 563,700 stock options at an exercise price of $2.00. Therefore, the original stock options previously accounted for under the provisions of APB No. 25 are now accounted for under variable plan accounting in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Any additional stock options granted during 2001 continued to be accounted for under the provisions of APB No. 25. For the year ended December 31, 2001, the Company did not incur a non-cash expense under variable plan accounting for the repricing as the closing market price for the Company's common stock at December 31, 2001 was below the exercise price of $2.00.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                              2000    2001
                                                              ----    ----
Weighted average risk-free interest rate....................   5.4%    6.0%
Expected dividend yield.....................................    --      --
Expected volatility.........................................  60.0%   60.0%
Expected life (number of years).............................   8.5     7.7

     The transactions for stock options issued under the 1999 Equity Incentive Plan were as follows:

                                                               WEIGHTED AVERAGE
                                                      -----------------------------------
                                          NUMBER OF    REMAINING       VALUE     EXERCISE      RANGE OF
                                           OPTIONS    LIFE (YEARS)   PER SHARE    PRICE     EXERCISE PRICE
                                          ---------   ------------   ---------   --------   --------------
    Outstanding, December 31, 1998......         --
    Granted.............................  1,768,000                               $4.50        $4.50
    Cancelled...........................    (30,000)                              $4.50        $4.50
                                          ---------
    Outstanding, December 31, 1999......  1,738,000       9.5          $3.25      $4.50        $4.50
    Cancelled...........................   (675,000)
                                          ---------
    Outstanding, December 31, 2000......  1,063,000       8.5          $ .98      $4.50        $4.50
    Granted.............................    593,700                               $2.01     $2.00-$2.25
    Exercised...........................     (4,000)                              $2.00        $2.00
    Cancelled...........................   (998,200)                              $4.47     $2.00-$4.50
                                          ---------
    Outstanding, December 31, 2001......    654,500       7.7          $ .87      $2.31     $2.00-$4.50
                                          =========
    Exercisable, December 31, 2001......    417,535
    Shares reserved for future options
      at December 31, 2001..............  1,393,583

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  NET MANAGEMENT FEES:

     The Company's management agreements have initial terms that range from one month to 49 years, expire through the year 2044 and are generally cancelable under certain conditions, including the sale of the hotel.

     The management agreements specify the base management fees to be earned, which are generally based on percentages of gross revenues. In certain cases, incentive management fees are earned based on the hotels' profitability as defined by the management agreements. The net management fees earned for the years ended December 31 were as follows:

                                                         1999       2000       2001
                                                        -------    -------    -------
Base management fees..................................  $25,107    $20,444    $18,702
Incentive management fees.............................    8,656      9,691      6,603
                                                        -------    -------    -------
                                                         33,763     30,135     25,305
Less:
  Administrative fees.................................     (488)      (654)      (780)
                                                        -------    -------    -------
                                                        $33,275    $29,481    $24,525
                                                        =======    =======    =======

15.  INCOME TAXES:

     Income tax expense (benefit) consisted of the following for the years ended December 31:

                                                         1999       2000       2001
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 1,113    $   366    $  (605)
  State...............................................      195        (42)        16
                                                        -------    -------    -------
                                                          1,308        324       (589)
                                                        -------    -------    -------
Deferred:
  Federal.............................................   (5,552)    (5,477)    (2,681)
  State...............................................     (834)      (782)       (25)
                                                        -------    -------    -------
                                                         (6,386)    (6,259)    (2,706)
                                                        -------    -------    -------
  Income tax benefit..................................  $(5,078)   $(5,935)   $(3,295)
                                                        =======    =======    =======

     A reconciliation of the Company's effective tax rate to the federal statutory rate for the years ended December 31 was as follows:

                                                  1999    2000    2001
                                                  ----    ----    ----
Federal statutory rate..........................   35%     35%     35%
State taxes, net of federal benefit.............    3       3       1
Minority interest...............................  (17)    (17)     --
Valuation allowance.............................   --      --      (4)
Other...........................................   (1)      2      --
                                                  ---     ---      --
Effective tax rate..............................   20%     23%     32%
                                                  ===     ===      ==

     For periods prior to the Spin-off, the provision for income tax was recorded based on the federal statutory rate of 35% plus the state tax rate, net of federal income tax benefit of 5% after consideration of minority interests in passthrough tax entities.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  INCOME TAXES, CONTINUED:

     The financial statement components that gave rise to the net deferred tax assets and liabilities consisted of the following at December 31:

                                                               2000      2001
                                                              ------    ------
Depreciation and amortization...............................  $2,296    $3,833
Payroll and related benefits................................     418       266
Self-insured health trust...................................   1,151     1,080
Retirement plan.............................................      43       165
Other.......................................................     554       (41)
Equity investment in hotel real estate......................     515     1,963
Net operating loss carryforward.............................      --       812
                                                              ------    ------
                                                               4,977     8,078
Valuation allowance.........................................      --      (395)
                                                              ------    ------
                                                              $4,977    $7,683
                                                              ======    ======

     The Company has net operating loss carryforwards of approximately $2,136 that can be utilized to offset taxable income through 2022. These net operating loss carryforwards may be limited upon a significant change in control of the Company. The Company also has other tax credits of approximately $1,044 that can be utilized to offset taxable income through 2006. During 2001, a full valuation allowance was established on the anticipated capital loss that was generated through the impairment of the Renaissance Worldgate Hotel equity investment in hotel real estate (Note 7). A valuation allowance has not been recorded on the net operating losses as management of the Company believes it is more likely than not that these assets are realizable.

16.  EARNINGS PER SHARE:

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  EARNINGS PER SHARE, CONTINUED:

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common shares outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the Notes and the Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the years ended December 31, 2000 and 2001 were as follows:

                                                 2000          2001
                                              -----------   -----------
Net loss available to common stockholders...  $    (9,042)  $    (8,046)
                                              -----------   -----------
Weighted average number of common shares
  outstanding...............................    6,474,003     6,200,093
                                              -----------   -----------
Basic earnings per common share.............  $     (1.40)  $     (1.30)
                                              -----------   -----------
Shares issuable upon exercise of dilutive
  outstanding stock options.................           --            --
                                              -----------   -----------
Weighted average number of diluted common
  shares outstanding........................    6,474,003     6,200,093
                                              -----------   -----------
Diluted earnings per common share...........  $     (1.40)  $     (1.30)
                                              ===========   ===========

17.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest amounted to $570 and $3,863 for the years ended December 31, 2000 and 2001, respectively. No cash was paid for interest for the year ended December 31, 1999. Cash paid for income taxes amounted to $392, $559 and $499 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     In 2000, in connection with the Wyndham Redemption as discussed in Note 4, the Company excluded from the consolidated statements of cash flows the purchase accounting adjustment that reduced its intangible asset related to investment in management agreements and minority interest by $14,092 and increased long-term debt by $12,682. In addition, the Company issued 225,000 shares of Preferred Stock valued at $2,250 to three executives, as discussed in Note 3.

     In 2001, the Company reclassified $450 of amounts due from a related party from accounts receivable to mandatorily redeemable preferred stock. The Company also reduced long-term management agreement intangible assets by $915 for the resolution of contingent assets related to the Spin-off and Wyndham Redemption.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.  INSURANCE:

     The Company provides certain insurance coverage to its managed hotels under the terms of each individual management agreement. This insurance is generally arranged through third-party carriers. Northridge Insurance Company ("Northridge"), a subsidiary of IH LLC, reinsures a portion of the coverage from these third-party primary insurers. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers' losses (general/comprehensive liability), wrongful employment practices, garagekeeper's legal liability, replacement cost automobile losses and real and personal property insurance.

     The Company is liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides employees of the Company with group health insurance benefits. The Company has a financial indemnity liability policy with Northridge which indemnifies the Company for certain obligations for the deficiency in the related Health Trust. The premiums for this coverage received from the properties managed by the Company, net of intercompany amounts paid for employees at the Company's corporate offices and leased hotels, are recorded as direct premiums written. There was a deficiency of $3,374 and $3,973 in the related Health Trust as of December 31, 2000 and 2001, respectively, which was recorded as a liability of the Company in the accompanying consolidated balance sheets.

     All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,361 and $1,089 at December 31, 2000 and 2001, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations and is comprised of the following for the years ended December 31:

                                                            1999      2000      2001
                                                           ------    ------    ------
Reinsurance premiums written.............................  $3,907    $5,772    $5,332
Direct premiums written..................................     800       200       200
Reinsurance premiums ceded...............................    (100)     (355)     (200)
Change in unearned premiums reserve......................       2        90        47
Loss sharing premiums....................................      10        --        --
                                                           ------    ------    ------
Insurance income.........................................  $4,619    $5,707    $5,379
                                                           ======    ======    ======

19.  EMPLOYEE BENEFIT PLANS:

     In addition to the IHC Employee Health and Welfare Plan described in Note 18, the Company maintains a defined contribution savings plan for all employees of the Company. Eligibility for participation in the plan is based on the employee's attainment of 21 years of age and on the completion of one year of service with the Company. Employer contributions are based on a percentage of employee contributions. Participants may make voluntary contributions to the plan of up to 6% of their compensation, as defined. The Company incurred expenses related to employees at its corporate offices of approximately $221, $227 and $213 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company provides deferred compensation for certain executives and hotel general managers by depositing amounts into a trust for the benefit of the participating employees. Deposits into the trust are expensed and amounted to $699, $743 and $735 for the years ended December 31, 1999, 2000 and 2001, respectively. Amounts in the trust earn investment income, which serves to increase the corresponding deferred compensation obligation. Amounts in the trust are always fully vested. Investments, which are

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19.  EMPLOYEE BENEFIT PLANS, CONTINUED:

recorded at market value, are directed by the Company and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2000 and 2001.

20.  FINANCIAL INSTRUMENTS:

     The carrying values and fair values of the Company's financial instruments consisted of the following at December 31:

                                                     2000                   2001
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               VALUE       VALUE      VALUE       VALUE
                                              --------    -------    --------    -------
Cash and cash equivalents...................  $51,327     $51,327    $39,040     $39,040
Restricted cash.............................    2,173       2,173      1,348       1,348
Officers and employees notes receivable.....    3,442       3,442      2,028       2,028
Notes receivable............................   10,235      10,235      1,718       1,718
Marketable securities.......................    2,289       2,289      2,548       2,548
Mandatorily redeemable preferred stock......    4,258       4,258      5,070       5,070
Long-term debt..............................   45,163      45,163     40,981      40,981

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

     Mandatorily redeemable preferred stock: The fair value of mandatorily redeemable preferred stock is estimated based on quoted market prices.

     Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow analysis.

21.  RELATED PARTY TRANSACTIONS:

Wyndham Transactions:

     Net management and other fees in the accompanying consolidated statements of operations include fee revenues that were earned pursuant to management agreements between the Company and affiliates of Old Interstate and/or Wyndham that owned the hotels. The net management fees earned from these hotels amounted to $7,410 and $2,050 for the years ended December 31, 1999 and 2000, respectively. Revenues from other fees include primarily insurance revenues and purchasing fees. Other fees earned from these hotels amounted to $1,107 and $646 for the years ended December 31, 1999 and 2000, respectively. The Company did not earn fee revenues from these hotels for the year ended December 31, 2001. Accounts receivable owed from these hotels was not significant at December 31, 2000.

Investor Transactions:

     In October 2000, the Company entered into a management agreement with an affiliate of the Investor to manage the Beaumont, Texas Hilton Hotel. The net management fees earned from this hotel amounted to $36

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.  RELATED PARTY TRANSACTIONS, CONTINUED:

and $173 for the years ended December 31, 2000 and 2001, respectively. Accounts receivable owed from this hotel was not significant at December 31, 2000 and 2001.

     During 2001, the Company entered into management agreements to manage the Park Central Hotel in New York, NY and the Raleigh Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged the Company to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is affiliated with the Investor. The net management fees earned from these hotels amounted to $611 for the year ended December 31, 2001. Accounts receivable owed from these hotels, which includes the reimbursement of costs, was $204 at December 31, 2001.

     Mandatorily redeemable preferred stock in the accompanying consolidated balance sheets includes a receivable from a related party in the amount of $450 at December 31, 2000 and 2001. This amount represents a receivable due to the Company from the Investor for the reimbursement of transaction costs associated with the Joint Venture.

     One of the former owners of the Houston Astrodome/Medical Center Residence Inn by Marriott is currently a member of the board of directors of the Company and an officer of an affiliate of the Investor. This former owner is also an affiliate of the current managing partner of this property.

     The majority owners and the principal lender for the Renaissance Worldgate Hotel have representation on the Company's board of directors and are affiliated with the Investor (see Note 7).

     The principal lender for the eight FelCor hotels is affiliated with the Investor.

     During 2000, the Company paid $1,000 to Lehman Brothers Holdings Inc. for advisory services in connection with the closing of the Securities Purchase Agreement.

Concentration of Risk:

     Notes receivable -- affiliates at December 31, 2000 included two notes receivable from the owner of The Charles Hotel Complex, which were loaned in 1999, in the amounts of $5,750 and $2,500, and were scheduled to mature on June 18, 2002 and October 1, 2002, respectively. Both notes, which were repaid in August 2001, paid quarterly interest only, at a rate of 10% per annum.

     The Company manages three hotels located in Russia. The net management fees earned from these hotels amounted to $2,026, $3,056 and $3,656 for the years ended December 31, 1999, 2000 and 2001, respectively. Accounts receivable owed from to these hotels, which includes the reimbursement of costs, was $2,688 at December 31, 2000, and was not significant at December 31, 2001. In addition, notes receivable -- affiliates at December 31, 2000 and 2001 included notes receivable from the owners of these hotels in the aggregate amounts of $1,849 and $943, respectively. The Company currently estimates that all of these receivables are collectible; however, actual collections could differ from current estimates.

Equity Inns:

     A significant shareholder and the Chairman of the Board and Chief Executive Officer of Equity Inns is a member of the Company's Board of Directors.

     Included in notes receivable -- affiliates is a loan in the amount of $666 to an entity for which the Company shares proceeds from the loan pari passu with Equity Inns. The Company recorded a reserve for uncollectible accounts for the full amount of the loan during 2000.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.  RELATED PARTY TRANSACTIONS, CONTINUED:

Accounts Payable -- Related Parties:

     Accounts payable -- related parties at December 31, 2000 and 2001 represents the Company's required distribution to Wyndham subsequent to the Spin-off. In accordance with the term of IH LLC's limited liability company agreement, and prior to the execution of the Wyndham Redemption, the Company was required to distribute 55% of IH LLC's cash flows from operations to Wyndham for the year ended December 31, 1999 and for the period from January 1, 2000 to October 31, 2000. Effective with the execution of the Wyndham Redemption, the Company is required to distribute 1.6627% of IH LLC's cash flows from operations to Wyndham effective November 1, 2000.

22.  SEGMENT INFORMATION:

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees and other services which directly relate to providing management services, including insurance and risk management services, purchasing and project management services, MIS support, training and relocation programs and equipment leasing. The mid-scale, upper economy and budget hotels segment derives revenues from management fees and certain specialized support services, such as centralized accounting services, as well as the operating revenues for the Pittsburgh Airport Residence Inn by Marriott.

     The table below presents revenue and operating income (loss) information for each reportable segment for the years ended December 31:

                                                        1999        2000       2001
                                                      --------    --------    -------
REVENUES:
Luxury and Upscale Hotels...........................  $ 41,808    $ 37,332    $31,191
Mid-Scale, Upper Economy and Budget Hotels(3).......   198,546     208,780     12,834
                                                      --------    --------    -------
  Consolidated totals...............................  $240,354    $246,112    $44,025
                                                      ========    ========    =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels(1)........................  $  2,868    $ (6,532)   $(1,104)
Mid-Scale, Upper Economy and Budget Hotels(2)(3)....   (30,085)    (20,304)       483
                                                      --------    --------    -------
  Consolidated totals...............................  $(27,217)   $(26,836)   $  (621)
                                                      ========    ========    =======

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

(3) The 2000 amounts include the operating revenues and expenses of previously leased hotels that are no longer reflected in the financial statements of the Company as a result of the Equity Inns Conversion. In 2001, the Company records revenues earned from management fees only.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22.  SEGMENT INFORMATION, CONTINUED:

     Depreciation and amortization included in segment operating income (loss) for the years ended December 31 were as follows:

                                                         1999       2000       2001
                                                        -------    -------    -------
Luxury and Upscale Hotels...........................    $13,569    $12,548    $ 8,375
Mid-Scale, Upper Economy and Budget Hotels..........      7,264      3,543      2,019
                                                        -------    -------    -------
  Consolidated totals...............................    $20,833    $16,091    $10,394
                                                        =======    =======    =======

     The net book value of intangible and other assets and equity investments by segment consisted of the following at December 31:

                                                               2000       2001
                                                              -------    -------
Luxury and Upscale Hotels...................................  $30,028    $14,198
Mid-Scale, Upper Economy and Budget Hotels..................    5,270     14,510
                                                              -------    -------
  Consolidated totals.......................................  $35,298    $28,708
                                                              =======    =======

     The following table reconciles the Company's measure of operating loss to consolidated net loss for the years ended December 31:

                                                               1999        2000        2001
                                                             --------    --------    --------
Total after-tax operating income (loss)....................  $(16,330)   $(16,101)   $   (385)
Unallocated amounts, net of tax:
  Interest, net............................................       821       1,066      (1,037)
  Other, net...............................................        (5)         14          23
  Earnings (losses) from equity investments in hotel real
     estate................................................       915        (313)     (3,204)
  Loss on impairment of equity investment in hotel real
     estate................................................        --          --      (2,627)
  Loss on sale of investment in hotel real estate..........      (526)         --          --
  Minority interest........................................     7,508       6,431        (120)
                                                             --------    --------    --------
Consolidated net loss......................................  $ (7,617)   $ (8,903)   $ (7,350)
                                                             ========    ========    ========

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of the years ended December 31, 2000 and 2001.

                                                      FIRST     SECOND      THIRD     FOURTH
                                                     -------    -------    -------    -------
2000:
Total revenues (1).................................  $54,810    $65,665    $65,854    $59,783
Operating loss.....................................   (4,303)      (940)   (15,929)    (5,664)
Net loss available to common stockholders..........     (905)      (411)    (4,156)    (3,570)
Basic earnings per common share....................     (.15)      (.07)      (.66)      (.54)
Diluted earnings per common share..................     (.15)      (.07)      (.66)      (.54)

2001:
Total revenues (1).................................  $11,085    $12,264    $10,060    $10,616
Operating income (loss)............................     (594)       259       (804)       518
Net loss available to common stockholders..........     (486)       (56)    (4,365)    (3,139)
Basic earnings per common share....................     (.07)      (.01)      (.72)      (.55)
Diluted earnings per common share..................     (.07)      (.01)      (.72)      (.55)

---------------

(1) The 2000 amounts include the operating revenues of previously leased hotels that are no longer reflected in the financial statements of the Company as a result of the Equity Inns Conversion. In 2001, the Company records revenues earned from management fees only.

                                                                      APPENDIX A

FCH/IHC HOTELS, L.P.
(A LIMITED PARTNERSHIP)
CONSOLIDATED FINANCIAL STATEMENTS
PERIOD MARCH 27, 2001 (INCEPTION) TO DECEMBER 31, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners of
     FCH/IHC Hotels, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and partners' capital and of cash flows present fairly, in all material respects, the financial position of FCH/IHC Hotels, L.P. and its subsidiaries (the Partnership) at December 31, 2001 and the results of their operations and their cash flows for the period March 27, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /S/ PRICEWATERHOUSECOOPERS LLP

600 Grant Street
Pittsburgh, Pennsylvania
February 13, 2002

                              FCH/IHC HOTELS, L.P.
                            (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                           ASSETS
Investment in hotel properties, net.........................   $75,480,752
Cash and cash equivalents...................................     2,224,443
Restricted cash.............................................     6,708,920
Due from lessee -- related party............................     1,578,396
Accounts receivable -- related party........................        23,200
Other assets................................................         3,504
Deferred expenses, net......................................     1,524,051
                                                               -----------
     Total assets...........................................   $87,543,266
                                                               ===========
             LIABILITIES AND PARTNERS' CAPITAL
Long-term debt..............................................    51,805,313
Accounts payable............................................        40,234
Accrued liabilities:
  Interest payable..........................................     1,351,614
  Real estate taxes payable.................................       736,567
  Accrued land rent.........................................        20,298
                                                               -----------
     Total liabilities......................................    53,954,026
Preferred partnership interest (Notes 1 and 7)..............    16,581,000
Commitment and contingencies................................            --
Partners' capital...........................................    17,008,240
                                                               -----------
     Total liabilities and partners' capital................   $87,543,266
                                                               ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              FCH/IHC HOTELS, L.P.
                            (A LIMITED PARTNERSHIP)

           CONSOLIDATED STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL
             PERIOD MARCH 27, 2001 (INCEPTION) TO DECEMBER 31, 2001

Revenues:
  Base lease revenue........................................   $ 4,880,144
  Percentage lease revenue..................................     2,539,613
                                                               -----------
                                                                 7,419,757
                                                               -----------
Expenses:
  Depreciation and amortization.............................     2,020,305
  Interest, net.............................................     2,998,130
  Real estate and personal property taxes...................       887,593
  General and administrative................................       240,298
                                                               -----------
     Total expenses.........................................     6,146,326
                                                               -----------
     Net income.............................................     1,273,431
  Preferred partnership interest expense....................     1,125,691
                                                               -----------
     Net income available to partners.......................       147,740
Partners' capital:
  Beginning of period.......................................            --
  Capital contributions.....................................    16,860,500
                                                               -----------
     End of period..........................................   $17,008,240
                                                               ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              FCH/IHC HOTELS, L.P.
                            (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             PERIOD MARCH 27, 2001 (INCEPTION) TO DECEMBER 31, 2001

Cash flows from operating activities:
  Net income................................................   $  1,273,431
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      2,132,409
     Changes in assets and liabilities:
       Due from lessee -- related party.....................     (1,578,396)
       Other assets.........................................         (3,504)
       Accounts payable.....................................         40,234
       Real estate taxes payable............................        736,567
       Interest payable.....................................        225,923
       Accrued land rent....................................         20,298
                                                               ------------
          Net cash provided by operating activities.........      2,846,962
                                                               ------------
Cash flows from investing activities:
  Restricted cash...........................................     (6,708,920)
  Purchase of property and equipment........................    (52,250,000)
  Improvements and additions in hotel properties............       (495,450)
  Franchise fees paid.......................................       (145,000)
                                                               ------------
          Net cash used in investing activities.............    (59,599,370)
                                                               ------------
Cash flows from financing activities:
  Initial capital contributions.............................      8,169,000
  Additional capital contributions..........................        522,500
  Proceeds from long-term debt..............................     52,250,000
  Payment of long-term debt.................................       (444,687)
  Financing fees paid.......................................     (1,496,762)
  Accounts receivable -- related party......................        (23,200)
                                                               ------------
          Net cash provided by financing activities.........     58,976,851
                                                               ------------
Net change in cash and cash equivalents.....................      2,224,443
Cash and cash equivalents at beginning of period............             --
                                                               ------------
Cash and cash equivalents at end of period..................   $  2,224,443
                                                               ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................   $  2,800,532
                                                               ============
Noncash investing and financing activities:
  Initial partner capital contributions.....................   $  8,169,000
                                                               ============
  Preferred partnership interest............................   $ 16,581,000
                                                               ============
  Preferred partnership interest payable....................   $  1,125,691
                                                               ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              FCH/IHC HOTELS, L.P.
                            (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIOD MARCH 27, 2001 (INCEPTION) TO DECEMBER 31, 2001
1.  ORGANIZATION AND BASIS OF PRESENTATION

     FCH/IHC Hotels, L.P. and its subsidiaries (the Partnership), a limited partnership, was formed effective March 27, 2001 by Interstate/Dallas, GP, L.L.C. (Interstate GP), a Delaware limited liability company, and FelCor Hotel Asset Company, L.L.C. (FelCor GP), a Delaware limited liability company, as General Partners, and Interstate/Dallas Partnership, L.P. (Interstate LP) and FelCor Lodging Limited Partnership (FelCor LP), as Limited Partners. FelCor GP and FelCor LP are wholly owned by FelCor Lodging Trust, Inc. (FLT) and collectively have a 50% partnership interest. Interstate GP and Interstate LP are wholly owned by Interstate Hotels Corporation (IHC) and collectively have a 50% partnership interest. The partnership interests of FLT and IHC have identical voting and distribution rights. FelCor LP also has a preferred partnership interest as described in Note 7. The Partnership owns eight limited-service hotels (the Hotels) through a series of wholly-owned subsidiaries of the Partnership.

     The Partnership was formed to acquire and lease the Hotels which are limited-service hotels located in Georgia, Texas and Arizona. The Hotels are:

                           HOTEL                                    LOCATION
------------------------------------------------------------   -------------------
Atlanta-Downtown Fairfield Inn by Marriott                     Atlanta, Georgia
Atlanta-Downtown Courtyard by Marriott                         Atlanta, Georgia
Dallas-Regal Row Fairfield Inn by Marriott                     Dallas, Texas
Houston-Near the Galleria Fairfield Inn by Marriott            Houston, Texas
Houston-Near the Galleria Courtyard by Marriott                Houston, Texas
Houston I-10-East Hampton Inn                                  Houston, Texas
Houston I-10-East Courtyard by Marriott                        Houston, Texas
Scottsdale-Downtown Fairfield Inn by Marriott                  Scottsdale, Arizona

     The Hotels are leased by FCH/IHC Leasing, L.P. (Lessee), an affiliate of the general and limited partners, and are managed by IHC.

     These consolidated financial statements are presented for the period from March 27, 2001 to December 31, 2001 to coincide with the inception of the Partnership and the purchase of the Hotels on March 27, 2001. Revenues and expenses from the operation of the hotels are not included in the accompanying consolidated financial statements.

     The term of the Partnership shall continue until March 26, 2011; however, the dissolution will occur earlier upon a disabling event as defined by the Partnership agreement. In accordance with the terms of the Partnership agreement, subsequent capital contributions from the partners may be required. Such capital contributions are to be made by the limited partners and the general partners at the discretion of the general partners and paid in proportion to their respective partnership interests. The Partnership agreement also provides for the exchange of partnership interests in the event of the failure of a partner to make subsequent capital contribution.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership as described in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Balance Sheet Presentation

     The balance sheet of the Partnership is presented as unclassified to conform to industry practice for real estate entities.

Investment in Hotel Properties

     The hotel properties are recorded at cost and are depreciated primarily on the straight-line method over their estimated useful lives. The cost and the related accumulated depreciation applicable to property no longer in service are eliminated from the accounts, and any gain or loss thereon is included in operations. Maintenance and repairs are the responsibility of the Lessee; major renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the statement of operations and partners' capital.

Cash and Cash Equivalents

     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. The Partnership maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes the credit risk related to these cash and cash equivalents is minimal.

Restricted Cash

     The Notes discussed in Note 6 provide that certain cash from operations be restricted for the future acquisition of or for the replacement of property and equipment.

Deferred Expenses

     Deferred expenses consist primarily of loan acquisition costs and franchise fees, which are being amortized on the straight-line method over the life of the underlying agreements, which range from 10 to 20 years. Accumulated amortization was $117,711 at December 31, 2001.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The carrying values of long-lived assets, which include property and equipment and deferred expenses, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value.

Revenue Recognition

     The Hotels are leased by the Partnership to the Lessee under a percentage lease agreement which provides for minimum base rent ("Base Rent") and percentage rent based on fixed percentages of room revenue in excess of certain specified levels ("Percentage Rent"). Base lease revenue is recognized on a straight-line basis over the term of the related leases. Base Rent is paid monthly and Percentage Rent is paid on a schedule set forth in each percentage lease agreement. Percentage lease revenue is reported as income over the lease term as it becomes receivable from the Lessee in accordance with the provisions of the leases.

Income Tax Status

     For federal and state tax purposes, the Partnership is considered a partnership. Partnerships are generally not subject to state and federal income taxes. Accordingly, net income or loss and any available tax credits are allocated to the partners in proportion to their income and loss rates of participation.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is required to be adopted by the Partnership beginning on January 1, 2002. Management is currently assessing the details of this statement and is preparing a plan of implementation.

3.  RELATED PARTY TRANSACTIONS

     The Hotels are leased to the Lessee, an affiliate of the Partnership. The initial term of the leases are for 10 years and expire on December 31, 2010. The leases can be extended by the mutual consent of the parties on the same terms for 2 periods of 5 years. Lease revenue represents base lease revenue and percentage lease revenue that is based on a percentage of rooms, food, beverage, telephone and other revenues from the Hotels, which is annually increased by the consumer price index and expire on December 31, 2010.

     Minimum future lease revenue is computed based on the Base Rent of each lease, as defined, and is as follows for the years ending December 31:

2002........................................................   $ 6,392,300
2003........................................................     6,392,300
2004........................................................     6,392,300
2005........................................................     6,392,300
2006........................................................     6,392,300
Thereafter..................................................    25,569,200
                                                               -----------
                                                               $57,530,700
                                                               ===========

     Lease payments due at December 31, 2001 are reported separately on the accompanying balance sheet. Accounts receivable -- related party include amounts receivable from FLT arising in the purchase transaction.

4.  ACQUISITION

     On March 27, 2001, the Partnership purchased the Hotels from FLT. The purchase price paid to FLT included cash of $52,250,000 and non-cash interest in the hotels contributed in exchange for a partnership interest of $8,169,000 and preferred partnership interest of $16,581,000. The noncash purchase price amounts contributed in exchange for partnership interests were determined by reference to the cash paid by Interstate GP and Interstate LP for their 50% partnership interest. The noncash purchase price exchanged for the preferred partnership interest was determined based on the face value of the preferred partnership interest, and such face value approximates fair value.

     The acquisition was accounted for using the purchase method of accounting. Net assets including the land, building improvements, furniture, fixtures and equipment, were purchased for $77,000,000. The Property was acquired through the issuance of a mortgage notes payable totaling $52,250,000. The purchase price of $77,000,000 was allocated as follows:

Land........................................................   $  7,416,232
Building and improvements...................................     67,122,492
Furniture, fixtures and equipment...........................      2,461,276
                                                               ------------
                                                                 77,000,000
Less -- Initial capital contribution -- noncash.............     (8,169,000)
Less -- Preferred partnership interest -- noncash...........    (16,581,000)
                                                               ------------
                                                               $ 52,250,000
                                                               ============

5.  INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties consisted of the following at December 31:

Land........................................................   $ 7,416,232
Building (40 years).........................................    67,259,894
Land improvements (15 years)................................        25,345
Furniture, fixtures and equipment (5 to 10 years)...........     2,793,979
                                                               -----------
     Total..................................................    77,495,450
Less accumulated depreciation...............................    (2,014,698)
                                                               -----------
                                                               $75,480,752
                                                               ===========

     Depreciation expense was $2,014,698 for the period March 27, 2001 (inception) to December 31, 2001.

6.  LONG-TERM DEBT

     On March 27, 2001, the wholly-owned subsidiaries of the Partnership borrowed a total of $52,250,000 through a series of notes from Lehman Brothers Bank, FSB (the Notes). The proceeds from the Notes were used to purchase the Hotels. Additionally, $5,000,000 from the loan proceeds was deposited into an escrow account to finance property improvements at the Hotels.

     The Notes requires monthly principal and interest payments, with monthly interest payments beginning on March 27, 2001 and monthly principal payments beginning on April 11, 2001, pursuant to a twenty-five year amortization schedule. Interest is payable based on a fixed rate of 7.48%.

     The Notes contains certain restrictive covenants including the limitations on the assumptions of additional indebtedness, change in the Partnership agreement, changes in the managing agent of the Hotels and the maintenance of compliance with the Americans with Disabilities Act. The Notes are cross-collateralized by substantially all of the Hotels' assets, including the franchise agreements.

     Aggregate scheduled maturities of the Notes for the next five years ending December 31 and thereafter are as follows:

2002........................................................   $   721,880
2003........................................................       778,539
2004........................................................       786,301
2005........................................................       859,757
2006........................................................       928,003
Thereafter..................................................    47,730,833
                                                               -----------
                                                               $51,805,313
                                                               ===========

7.  PREFERRED PARTNERSHIP INTEREST

     As consideration for its contribution of the Hotels, FelCor LP received $16,581,000 of a preferred partnership interest and $8,169,000 of partnership interest. The preferred partnership interest contains certain privileges that include preferred return, profit and loss allocations and distributions. The preferred partnership interest is redeemable at face value at the option of Partnership. The preferred interest is cumulative, accrues interest at 8.85% per annum and is payable from available cash flow, as defined in the Partnership agreement. As of December 31, 2001, interest payable was approximately $1,125,700 and included in interest payable on the accompanying balance sheet.

8.  FINANCIAL INSTRUMENTS

     The carrying values and fair values of the Partnership's financial instruments consisted of the following at December 31, 2001:

                                                              CARRYING        FAIR
                                                                VALUE         VALUE
                                                             -----------   -----------
Cash and cash equivalents..................................  $ 2,224,443   $ 2,224,443
Restricted cash............................................    6,708,920     6,708,920
Long-term debt.............................................   51,805,313    51,805,313
Preferred partnership interest.............................   16,581,000    16,581,000

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and restricted cash -- The carrying amounts approximate fair value because of the short maturity of these investments.

     Long-term debt and preferred partnership interest -- The fair value of long-term debt is estimated to approximate face value.

9.  COMMITMENTS AND CONTINGENCIES

     The Hotels are operated under franchise agreements and are licensed as Courtyard by Marriott hotels (2), Fairfield Inn by Marriott hotels (5), and a Hampton Inn (1). The franchisors agreements require the payment of fees based on a percentage of hotel room revenue, beverage revenue and food revenue, if applicable, which fees are paid by the Lessee, and therefore are not included in the accompanying consolidated financial statements.

     The Partnership has future lease commitments under a ground lease for one of the Hotels through April 30, 2068. Future minimum ground rent payable under this lease for each of the years ending December 31 and thereafter are as follows:

2002........................................................   $   42,000
2003........................................................       42,000
2004........................................................       42,000
2005........................................................       42,000
2006........................................................       42,000
Thereafter..................................................    2,576,000
                                                               ----------
                                                               $2,786,000
                                                               ==========