Form 10-K/A
period 2001-12-31
INTERSTATE HOTELS CORP
filed 2002-04-19
CIK 1072780

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             Name of each exchange
Title of each class                                           on which registered
----------------------------------------------------------  -----------------------
Common Stock, $.01 par value, outstanding as of April 16,   Nasdaq SmallCap Market
2002:
Class A shares...............................    5,487,885
Class B shares...............................      242,555
Class C shares...............................           --
                                                 ---------
  Total......................................    5,730,440
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

     There were 4,986,880 shares of the Company's Common Stock outstanding as of April 16, 2002 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the Nasdaq SmallCap Market on April 16, 2002, was approximately $12,467,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      5
Item 4       Submission of Matters to a Vote of Security Holders.........      6

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      7
Item 6       Selected Financial Data.....................................      8
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     11
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     23
Item 8       Financial Statements and Supplementary Data.................     23
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     23

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     24
Item 11      Executive Compensation......................................     28
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     38
Item 13      Certain Relationships and Related Transactions..............     40

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     43

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     Interstate Hotels Corporation (the "Company") is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At March 31, 2002, the Company managed or performed related services for 135 hotels with a total of 28,480 rooms in 37 states in the United States, and in Canada and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott, which it acquired in 1999, and has non-controlling equity interests in 12 of these hotels. The Company operates these hotels under a variety of major brand names, including AmeriSuites, Best Western, Clarion Hotels, Colony, Country Inn and Suites, Comfort Inn and Suites, Courtyard by Marriott, Embassy Suites, Fairfield Inn by Marriott, Hampton Inn, Hilton, Holiday Inn, Homewood Suites, Marriott, Radisson, Renaissance, Residence Inn by Marriott, Sheraton and Westin. The Company is the largest independent operator of upscale hotels in the Marriott system, operating 14 hotels with 4,543 rooms bearing the Marriott flag, and manages 31 hotels with 5,829 rooms which are operated under other brands owned by Marriott International, Inc. In addition, the Company is the largest independent manager in the Hampton Inn system, operating 38 hotels with 4,814 rooms bearing the Hampton Inn flag.

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

     The Company's principal executive offices are located in Pittsburgh, Pennsylvania with regional offices in Orlando, Florida and Scottsdale, Arizona. As of March 31, 2002, the Company and its subsidiaries employed approximately 11,500 persons, of which approximately 2,300 of these employees were represented by a union.

RECENT DEVELOPMENTS

     On March 27, 2002, Shaner Hotel Group Limited Partnership publicly announced its intention to commence a partial tender offer to acquire 2,465,322 shares and, if applicable, the related preferred stock purchase rights, of the Company's Class A Common Stock at a purchase price of $3.00 per share in cash. The offer is scheduled to terminate on May 10, 2002, unless extended. The Company announced its intention to respond to the offer by April 24, 2002 in a Solicitation/Recommendation Statement to be filed with the Commission on
Schedule 14D-9. Following Shaner Hotel Group's public announcement on March 27, 2002, the Board of Directors appointed a Special Committee of independent directors. The Special Committee was authorized to evaluate and recommend to the Board of Directors whether the partial tender offer is in the best interests of the Company's public stockholders. The Special Committee has retained Merrill Lynch to act as its financial advisor and Miles & Stockbridge as its legal counsel.

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

     On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million and 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor (the "Investor transaction"). The Preferred Stock accrues dividends that are payable quarterly in cash at 8.75% per annum and must be mandatorily redeemed by the Company on October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at 8.75% per annum. Both the Preferred Stock and the Notes are convertible at any time into the Company's Class A Common Stock at $4.00 per share. However, neither the Investor nor any other holder of these securities may convert these securities if that conversion would cause such holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2.25 million to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into the Company's Class A Common Stock at $4.00 per share, subject to forfeiture restrictions, and are redeemable for $10 per share.

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. The Investor has committed to invest an additional $20.0 million of capital into the Joint Venture. As of April 16, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

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

                                                               STOCK PRICE
                                                               -----------
                           PERIOD                             HIGH      LOW
                           ------                             -----    -----
1999:
  June 18, 1999 through June 30, 1999.......................  $5.00    $3.06
  Quarter ended September 30, 1999..........................   5.06     2.88
  Quarter ended December 31, 1999...........................   3.75     2.88
2000:
  Quarter ended March 31, 2000..............................   4.75     2.75
  Quarter ended June 30, 2000...............................   3.75     1.69
  Quarter ended September 30, 2000..........................   3.19     1.94
  Quarter ended December 31, 2000...........................   3.06     1.53
2001:
  Quarter ended March 31, 2001..............................   2.63     1.56
  Quarter ended June 30, 2001...............................   3.15     2.00
  Quarter ended September 30, 2001..........................   2.95     1.56
  Quarter ended December 31, 2001...........................   1.74     1.25
2002:
  Quarter ended March 31, 2002..............................   2.52     1.40
  Second quarter (through April 16, 2002)...................   2.69     2.10

     As of April 16, 2002 there were 1,880 registered stockholders of record of the Company's Class A Common Stock and one registered and beneficial stockholder of the Company's Class B Common Stock. There were no shares of the Company's Class C Common Stock issued and outstanding as of April 16, 2002.

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

     On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the "Preferred Stock") for $5.0 million and 8.75% Subordinated Convertible Notes (the "Notes") for $25.0 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor"), which are entities affiliated with Lehman Brothers Holdings Inc., pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor (the "Investor transaction"). The Preferred Stock accrues dividends that are payable quarterly in cash at 8.75% per annum and must be mandatorily redeemed by the Company on October 20, 2007 for $10 per share. The Notes mature on October 20, 2007 and accrue interest that is payable quarterly at 8.75% per annum. Both the Preferred Stock and the Notes are convertible at any time into the Company's Class A Common Stock at $4.00 per share. However, neither the Investor nor any other holder of these securities may convert these securities if that conversion would cause such holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

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

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2.25 million to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into the Company's Class A Common Stock at $4.00 per share, subject to forfeiture restrictions, and are redeemable for $10 per share.

     The issuance of the Preferred Stock to the executives was recorded as deferred compensation at fair value and is being amortized as compensation expense over the three-year forfeiture period. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of approximately $0.9 million in the fourth quarter of 2000. Other costs of approximately $0.2 million incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. The Investor has committed to invest an additional $20.0 million of capital into the Joint Venture. As of April 16, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture.

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

     The Company's capital expenditure budget for the year ending December 31, 2002 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million into the Joint Venture. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. Such amount is expected to be invested incrementally, concurrently with the closings of hotel property acquisitions by the Joint Venture. As of April 16, 2002, no funds have been invested.

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

     During the third quarter of 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term and carries varying rates of interest. In addition to mandatory prepayment provisions, the credit facility contains restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends, restrictions on the imposition of liens and limitations on additional indebtedness. Transaction costs of approximately $1.5 million were incurred in connection with the credit facility during 2001. These costs were deferred and are being amortized over a two-year period. In addition, a nonrefundable commitment fee ranging from 0.375% to 0.5% of the unused portion of the credit facility is payable quarterly. During 2001, the Company incurred $84,000 of interest expense related to the commitment fee. As of April 16, 2002, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants.

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

     Joint Venture Commitment: The Company has committed to invest $25.0 million into the Joint Venture. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. As of April 16, 2002, the Company has not invested any funds into the Joint Venture. Such amounts are expected to be invested incrementally, concurrent with the closings of hotel property acquisitions by the Joint Venture. The timing of such investments is unknown.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

         NAME            AGE                             POSITION
         ----            ---                             --------
Thomas F. Hewitt          58   Chairman of the Board and Chief Executive Officer; Director
J. William Richardson     54   Vice Chairman and Chief Financial Officer; Director
Kevin P. Kilkeary         50   President and Chief Operating Officer
Henry L. Ciaffone         61   Senior Executive Vice President, International Operations
                               and Development
Glyn F. Aeppel            43   Executive Vice President, Business Development and
                               Acquisitions
Timothy Q. Hudak          39   Senior Vice President and General Counsel
Charles R. Tomb           47   Senior Vice President, Development and Acquisitions
Karim J. Alibhai          38   Director
Joseph J. Flannery        40   Director
Benjamin D. Holloway      77   Director
Stephen P. Joyce          42   Director
Alan J. Kanders           37   Director
Mahmood J. Khimji         41   Director
Phillip H. McNeill, Sr.   63   Director
John J. Russell, Jr.      55   Director
Sherwood M. Weiser        71   Director

     THOMAS F. HEWITT, age 58, became the Company's Chairman of the Board and Chief Executive Officer in March 1999. Mr. Hewitt previously was President and Chief Operating Officer of Carnival Resorts & Casinos, where he headed all hotel and resort operations. At Carnival, Mr. Hewitt was responsible for over 80 hotels and 17,000 employees in the United States, South America, the Caribbean and Mexico. Mr. Hewitt joined Carnival in 1985 (when it was known as The Continental Companies) after a career spanning more than 20 years with Sheraton Corporation, most recently as the President of its North American division from 1983 to 1985. Mr. Hewitt's term as a Class A-3 director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     J. WILLIAM RICHARDSON, age 54, joined the Board in July 2000 and has served as the Company's Vice Chairman and Chief Financial Officer since July 1999. Previously, Mr. Richardson was the Company's Chief Financial Officer and Executive Vice President, Finance and Administration, and also served in those capacities for Interstate Hotels Company, the predecessor company ("Old Interstate"), from 1994 until June 1998. Before that, Mr. Richardson served as Controller and Treasurer of Old Interstate since 1988. Prior to 1988, Mr. Richardson was Vice President and a partner in an Atlanta-based hotel management and development company and also worked with Marriott Corporation. His experience in the hospitality industry spans over a period of 29 years. He served as our acting President and Chief Executive Officer from January to March of 1999. Mr. Richardson's term as a Class A-1 director expires on the date of the 2003 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     KEVIN P. KILKEARY, age 50, became the Company's President and Chief Operating Officer in April 1999. Mr. Kilkeary previously served as Executive Vice President and as Senior Vice President, as well as President and Chief Operating Officer of the Company's subsidiary, Crossroads Hospitality Company. Mr. Kilkeary joined Old Interstate in 1972 and has held a variety of other positions in hotels and at the corporate office, including executive positions as General Manager, Regional Vice President of Operations, Vice President of Sales and Marketing and Vice President of Staff Operations.

     HENRY L. CIAFFONE, age 61, became the Company's Senior Executive Vice President, International Operations and Development in January 2002. Mr. Ciaffone previously served as an Executive Vice President of the Company beginning in January 1999. Mr. Ciaffone, who joined Old Interstate in 1989, previously served as Senior Vice President and Treasurer. Prior to joining Old Interstate, Mr. Ciaffone held positions in hotel finance and real estate development at Koala Inns of America, Sheraton Corporation and the Howard Johnson Company.

     GLYN F. AEPPEL, age 43, became the Company's Executive Vice President, Business Development and Acquisitions in March 2001. From July 1998 to March 2001, Ms. Aeppel served as Senior Vice President of Acquisitions and Development for FFC Hospitality, LLC. From 1995 to July 1998, she was Vice President of Development for Old Interstate's Crossroads division. Prior to joining Old Interstate, Ms. Aeppel held financial and development positions with Lodging Evaluation Group, Holiday Inn Worldwide and Marriott Corporation.

     TIMOTHY Q. HUDAK, age 39, joined Old Interstate in 1992 as Assistant General Counsel and now serves as our Senior Vice President and General Counsel. Prior to joining Old Interstate, Mr. Hudak held the position of Associate General Counsel for Cyclops Industries, Inc. and, prior to that, practiced law at the firm of Tucker Arensberg.

     CHARLES R. TOMB, age 47, is the Company's Senior Vice President, Development and Acquisitions. He joined Old Interstate in 1992, and most recently, he oversaw Old Interstate's development activities in the Western Region as Vice President of Development. Mr. Tomb has approximately 20 years of experience in the hotel industry, including prior positions with Holiday Inns Worldwide, Americana Hotels & Resorts and Hyatt Hotels.

     KARIM J. ALIBHAI, age 38, joined the Board in October 2000. Mr. Alibhai is presently a Principal of the Gencom Group, which he rejoined in June 1999. He served as President, Chief Operating Officer and a Director of Wyndham International, Inc. from October 1997 through May 1999. Prior to October 1997, Mr. Alibhai served as President and Chief Executive Officer of the Gencom Group. Mr. Alibhai's term as a Series B Preferred Director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     JOSEPH J. FLANNERY, age 40, joined the Board in October 2000. Mr. Flannery is a Managing Director of Lehman Brothers Inc. Prior to joining Lehman in 1989, Mr. Flannery held positions with Pannell Kerr Forster and Prudential Life Insurance Company. Mr. Flannery's term as a Series B Preferred Director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     BENJAMIN D. HOLLOWAY, age 77, joined the Board in May 1999. Mr. Holloway is presently a financial consultant who serves as a member of the Board of Directors of Alliance Capital Management L.P. Mr. Holloway served in numerous capacities over a nearly 40-year career with Equitable Life Assurance Society, where he most recently served as Vice Chairman of the Board (and director) from 1987 to 1990. Mr. Holloway also served as a director or trustee of many charitable and educational organizations, including Duke University, The American Academy in Rome and the Cathedral Church of St. John the Divine. Mr. Holloway's term as a Class A-2 director expires on the date of the 2004 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     STEPHEN P. JOYCE, age 42, joined the Board in May 1999. Mr. Joyce is Executive Vice President of Franchising for Marriott International, Inc.'s full-service brands, Marriott Hotels, Resorts and Suites, and Renaissance Hotels. Mr. Joyce is a 20-year veteran of Marriott. Before joining Marriott Lodging in 1988, Mr. Joyce was the senior manager of Marriott's Corporate Finance Group and Partnership and Syndication Group, and has also served as a financial and operational consultant. He currently serves on the Board of Directors of the International Franchise Association. Mr. Joyce's term as a Class B director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     ALAN J. KANDERS, age 37, joined the Board in October 2000. Mr. Kanders is a Vice President of Lehman Commercial Group, Inc., an affiliate of Lehman Brothers Inc. From 1995 to 1997, Mr. Kanders was Vice President of Development for Wingate Inns, Inc. and from 1992 to 1995, he was Vice President of

Development for Rank Hotels, N.A. Mr. Kanders' term as a Series B Preferred Director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     MAHMOOD J. KHIMJI, age 41, joined the Board in October 2000. Mr. Khimji presently is a Principal of Highgate Holdings and has held that position since 1988. He is a member of the Board of Visitors of the Faculty of Law for Columbia University and he previously served on the Board of Directors of Meristar Hospitality Corporation. Mr. Khimji's term as a Series B Preferred Director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     PHILLIP H. MCNEILL, SR., age 63, joined the Board in May 1999. Mr. McNeill is Chairman of the Board and Chief Executive Officer of Equity Inns, Inc. and has been Chairman and President of McNeill Investment Company, Inc. since 1977. From 1963 to 1977, he served in various capacities, including President and Chief Executive Officer, with Schumacher Mortgage Company, Inc., a mortgage banking firm and subsidiary of Time, Inc. Mr. McNeill has served as President and director of the Memphis Mortgage Bankers Association and the Tennessee State Mortgage Bankers Association. He is currently serving as a member of the Board of Directors of National Commerce Financial, a trustee of Rhodes College, a member of the Board of Visitors of the University of Memphis and board member of the Society of Entrepreneurs. Mr. McNeill's term as a Class A-3 director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     JOHN J. RUSSELL, JR., age 55, joined the Board in June 2001. Mr. Russell is Chief Executive Officer of Hospitality Artists, LLC and the immediate past Chairman of the Board of the American Hotel & Lodging Association (the "AH&LA"). Prior to serving in these positions, Mr. Russell was Vice Chairman of the Travel Division of Cendant Corporation and President and Chief Executive Officer of Resort Condominium International LLC, Global Operations. Before that, he served as Chairman and Chief Executive Officer of Cendant's Hotel Division. From 1995 to 1996, he was Executive Vice President of Franchise Sales for the Century 21 Real Estate Corporation, and from 1992 to 1995, he served as President of Days Inns of America. Mr. Russell has more than 28 years of experience in the hospitality industry during which he has held positions with, among others, Benchmark Management Company, Radisson Hotels International and Sheraton Corporation. Mr. Russell also serves as a member of the Board of Directors of the Educational Institute of the AH&LA and the University of Delaware's Hotel and Restaurant Program. He also previously served as President of the Hospitality, Sales and Marketing Association International. Mr. Russell is a graduate of the United States Military Academy at West Point. Mr. Russell's term as a Class A-2 director expires on the date of the 2004 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

     SHERWOOD M. WEISER, age 71, joined the Board in October 2000. Mr. Weiser is Chairman, President and Chief Executive Officer of Continental Hospitality Holdings, LLC. He served as Chairman, President and Chief Executive Officer of Carnival Resorts & Casinos from March 1994 until April 2001. Mr. Weiser is a member of the Board of Directors of Carnival Corp. and serves as a member of the Nominating Committee and the Plan Administration Committee, as well as Chairman of the Compensation Committee of the Board of Directors of Carnival Corp. He is also a member of the Board of Directors of Mellon United National Bank, a subsidiary of Mellon Bank, and Wyndham International, Inc., and is a trustee of the University of Miami. Mr. Weiser's term as a Series B Preferred Director expires on the date of the 2002 annual meeting of stockholders of the Company, and upon the election and qualification of his successor.

COMMITTEES OF THE BOARD

     The Board has established five committees--a Compensation Committee, an Audit Committee, a Nominating Committee, a Capital Committee and a Special Committee.

     Compensation Committee. The Compensation Committee reviews executive salaries, administers the bonus, incentive compensation and stock option plans of the Company and approves the salaries and other benefits of the executive officers of the Company. In addition, the Compensation Committee consults with the Company's management regarding pension and other benefit plans and the compensation policies and practices of the Company. The Compensation Committee was formed in June 1999 in connection with the Spin-off and is composed of Sherwood M. Weiser (Chairman), Joseph J. Flannery, Stephen P. Joyce and John J. Russell, Jr. The members of the Compensation Committee are not employed by the Company or any of its affiliates ("Non-Employee Directors") and are not eligible to receive options or other rights under any employee stock or other benefit plan (other than plans in which only directors may participate).

     Audit Committee. The Audit Committee reviews the professional services provided by the Company's independent accountants and the independence of such accountants from the management of the Company. The Audit Committee also reviews the scope of the audit by the Company's independent accountants, the annual financial statements of the Company, the Company's system of internal accounting controls and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it finds appropriate or as are brought to its attention, and meets from time to time with members of the Company's internal audit staff. The Audit Committee was formed in June 1999 in connection with the Spin-off and is required to consist solely of Non-Employee Directors. The members of the Audit Committee are Benjamin D. Holloway (Chairman), Karim J. Alibhai, Alan J. Kanders and John J. Russell, Jr.

     Nominating Committee. The Nominating Committee was formed in June 1999 in connection with the Spin-off and is empowered to nominate persons solely for election as Class A directors at the annual meetings of stockholders. The Committee will consider candidates for nominees for directors recommended by Class A common stockholders if such recommendations are submitted in writing to the Secretary of the Company giving the background and qualifications of the candidate. The Nominating Committee is composed of Thomas F. Hewitt (Chairman), Joseph J. Flannery, Stephen P. Joyce and Mahmood J. Khimji.

     Capital Committee. The Capital Committee was formed in November 2000 in connection with the Investor transaction and reviews and makes recommendations to the Board regarding acquisitions, financings and other capital transactions. The Capital Committee is composed of Thomas F. Hewitt (Chairman), Karim J. Alibhai, Joseph J. Flannery, J. William Richardson, John J. Russell, Jr. and Sherwood M. Weiser.

     Special Committee. Following the public announcement by Shaner Hotel Group Limited Partnership on March 27, 2002, of its intention to commence a partial tender offer for the Company's Class A Common Stock, the Board of Directors appointed a Special Committee of its independent directors. The Special Committee was authorized to evaluate and recommend to the Board of Directors whether the partial tender offer is in the best interests of the Company's public stockholders. The Special Committee has retained Merrill Lynch to act as its financial advisor and Miles & Stockbridge as its legal counsel. The Special Committee is composed of Benjamin D. Holloway and John J. Russell, Jr.

DIRECTOR NOMINATION PROCEDURES

     Nominations for election of directors by the stockholders may be made by the Board or a designated committee thereof or by any stockholder entitled to vote in the election of directors generally.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Based solely on a review of copies of reports furnished to the Company and written representations signed by all directors and executive officers that no other reports were required with respect to their beneficial ownership of common stock during 2001, the Company believes that the directors and executive officers and all beneficial owners of more than 10% of the Class A Common Stock outstanding complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to their beneficial ownership of Class A Common Stock during 2001 except that Mr. Kilkeary reported a transaction on a Form 4 filed late with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid to Thomas F. Hewitt, who is the Company's Chairman of the Board and Chief Executive Officer, and each of the four other most highly compensated executive officers of the Company in 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION           ------------------------------------
                                    -----------------------------------   RESTRICTED    SECURITIES
                                                          OTHER ANNUAL      STOCK       UNDERLYING      LTIP
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS     COMPENSATION      AWARDS        OPTIONS     PAYOUTS
---------------------------  ----   --------   --------   -------------   ----------    -----------   --------
Thomas F. Hewitt(1).......   2001   $390,000   $500,000     $142,355(2)   $       --           --     $ 31,200(3)
  Chairman of the Board      2000    400,000    680,000       71,446(4)    1,000,000(5)        --       32,000(3)
  and Chief Executive        1999    338,462    450,000      113,549(6)      591,230(7)   225,000(8)    27,077(3)
  Officer
J. William Richardson.....   2001    316,875    300,000      173,605(9)           --           --       25,350(3)
  Vice Chairman and          2000    325,000    552,500      124,900(10)     750,000(11)        --      26,000(3)
  Chief Financial Officer    1999    303,654    400,000       59,512(12)     487,500(13)   175,000(8)   24,292(3)
Kevin P. Kilkeary.........   2001    292,500    250,000      370,034(14)          --           --       23,400(3)
  President and              2000    300,000    446,250       73,490(15)     500,000(16)        --      24,000(3)
  Chief Operating Officer    1999    287,788    325,000        6,700(17)          --      150,000(8)    23,023(3)
Henry L. Ciaffone.........   2001    222,187    200,000      124,541(18)          --       30,000(19)   17,775(3)
  Senior Executive Vice      2000    262,159    225,000      182,947(20)          --       50,000(19)   18,000(3)
  President, International   1999    237,404    200,000      101,804(21)          --       50,000(19)   17,515(3)
  Operations and
  Development
Charles R. Tomb...........   2001    192,442     90,000      162,353(22)          --       21,000(19)   15,395(3)
  Senior Vice President,     2000    200,000    215,000      169,830(23)          --       35,000(19)   16,000(3)
  Development and            1999    195,885    150,000      149,312(24)          --       35,000(19)   15,671(3)
  Acquisitions

---------------

 (1) Mr. Hewitt became the Chairman of the Board and Chief Executive Officer in March 1999. Mr. Hewitt's 1999 compensation is for the period from March 1, 1999 through December 31, 1999.

 (2) Consists of dividends earned on Preferred Stock of $87,500, compensation for services as a director of the Company's subsidiary, Northridge Insurance Company ("Northridge"), of $25,000, imputed interest on a loan by the Company of $18,480, a car allowance of $9,000 and miscellaneous expense reimbursements of $2,375.

 (3) Consists entirely of compensation under the Company's Executive Retirement Plan.

 (4) Consists of dividends earned on Preferred Stock of $17,500, compensation for services as a director of Northridge of $25,000, imputed interest on a loan by the Company of $18,480, a car allowance of $9,000 and miscellaneous expense reimbursements of $1,466.

 (5) Consists of 100,000 shares of the Company's Series B Convertible Preferred Stock issued in connection with the Investor transaction. The Preferred Stock pays dividends at 8.75% per annum. These shares are convertible into the Company's Class A Common Stock at $4.00 per share, subject to forfeiture restrictions during the three-year period ending on October 16, 2003, and are redeemable for $10.00 per share.

 (6) Consists of a reimbursement of costs for relocation of $89,730, imputed interest on a loan by the Company of $15,400, a car allowance of $7,615 and miscellaneous expense reimbursements of $804.

 (7) Consists of 181,917 restricted shares of the Company's Class A Common stock granted on October 1, 1999 and valued at $3.25 per share. The restricted shares originally vested over the four-year period commencing on March 1, 2000, at the rate of $147,807 per year. In connection with the Investor transaction, all previously unvested restricted shares became fully vested on October 20, 2000.

 (8) Consists of shares underlying stock options granted under the Company's Equity Incentive Plan, with an exercise price of $4.50 per share. These options were cancelled in connection with the Investor transaction in 2000.

 (9) Consists of dividends earned on Preferred Stock of $65,625, compensation for services as a director of Northridge of $25,000, amortization of loan forgiveness of $70,804 and imputed interest on a loan by the Company of $12,176.

(10) Consists of dividends earned on Preferred Stock of $13,125, compensation for services as a director of Northridge of $25,000, amortization of loan forgiveness of $70,804 and imputed interest on a loan by the Company of $15,971.

(11) Consists of 75,000 shares of the Company's Series B Convertible Preferred Stock issued in connection with the Investor transaction. The Preferred Stock pays dividends at 8.75% per annum. These shares are convertible into the Company's Class A Common Stock at $4.00 per share, subject to forfeiture restrictions during the three-year period ending on October 16, 2003, and are redeemable for $10.00 per share.

(12) Consists of compensation for services as a director of Northridge of $25,000, amortization of loan forgiveness of $23,601 and imputed interest on a loan by the Company of $10,911.

(13) Consists of 150,000 restricted shares of the Company's Class A Common stock granted on October 1, 1999 and valued at $3.25 per share. The restricted shares originally vested over the three-year period commencing on June 17, 2000, at the rate of $162,500 per year. In connection with the Investor transaction, all previously unvested restricted shares became fully vested on October 20, 2000.

(14) Consists of dividends earned on Preferred Stock of $43,750, amortization of loan forgiveness of $291,667 and imputed interest on loans by the Company of $34,617.

(15) Consists of dividends earned on Preferred Stock of $8,750, amortization of loan forgiveness of $50,000 and imputed interest on a loan by the Company of $14,740.

(16) Consists of 50,000 shares of the Company's Series B Convertible Preferred Stock issued in connection with the Investor transaction on October 20, 2000. The Preferred Stock pays dividends at 8.75% per annum. These shares are convertible into the Company's Class A Common Stock at $4.00 per share, subject to forfeiture restrictions during the three-year period ending on October 16, 2003, and are redeemable for $10.00 per share.

(17) Consists entirely of imputed interest on a loan by the Company.

(18) Consists of a housing allowance of $59,261, a cost of living allowance of $48,837 and a car allowance of $16,443.

(19) Consists of shares underlying options granted under the Company's Equity Incentive Plan, with an exercise price of $2.00 per share for 2001 and an exercise price of $4.50 per share for 2000 and 1999, prior to the repricing of stock options in 2001 as discussed below.

(20) Consists of a housing allowance of $98,110, a cost of living allowance of $48,837, a car allowance of $16,443 and miscellaneous expense reimbursements of $19,557.

(21) Consists of a housing allowance of $61,130, a cost of living allowance of $30,429 and a car allowance of $10,245.

(22) Consists of amortization of loan forgiveness of $149,543, imputed interest on a loan by the Company of $4,050 and a car allowance of $8,760.

(23) Consists of amortization of loan forgiveness of $149,543, imputed interest on a loan by the Company of $11,527 and a car allowance of $8,760.

(24) Consists of amortization of loan forgiveness of $74,771, a reimbursement of costs for relocation of $44,752, imputed interest on a loan by the Company of $21,029 and a car allowance of $8,760.

     The following table sets forth information regarding the values of the options held by the Named Executive Officers at December 31, 2001.

                       OPTION VALUES AT DECEMBER 31, 2001

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                     OPTIONS AT                 IN-THE-MONEY OPTIONS
                                                DECEMBER 31, 2001(1)         AT DECEMBER 31, 2001(1)(2)
                                             ---------------------------     ---------------------------
                   NAME                      EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                   ----                      -----------   -------------     -----------   -------------
Thomas F. Hewitt...........................        --             --             $--            $--
J. William Richardson......................        --             --             $--            $--
Kevin P. Kilkeary..........................        --             --             $--            $--
Henry L. Ciaffone..........................    20,000         10,000             $--            $--
Charles R. Tomb............................    14,000          7,000             $--            $--

---------------

(1) The stock options held by Messrs. Hewitt, Richardson and Kilkeary were cancelled as part of their amended and restated employment agreements entered into in connection with the Investor transaction. Two-thirds of the stock options held by the other Named Executive Officers at December 31, 2001 were exercisable.

(2) The last sale price as reported on the Nasdaq SmallCap Market on December 31, 2001 was $1.42, which was below the then current option exercise price of $2.00.

     Repricing of Stock Options. Effective February 26, 2001, the Board of Directors approved the repricing of all outstanding stock options to purchase shares of the Company's Class A Common Stock. Under the terms of the repricing, each optionee was given the right to elect to keep their original stock options at the stated exercise price of $4.50, or to return 40% of their original stock options and retain the 60% remaining stock options with a new exercise price of $2.00. The Board of Directors approved the repricing of the options to provide an incentive to current employees and officers of the Company for their continued employment. As a result of the repricing, an aggregate of 939,500 stock options were cancelled and replaced with 563,700 stock options at an exercise price of $2.00. All of the stock options repriced originally contained exercise prices that were significantly higher than the market price.

     The following table sets forth information as to the repricing of stock options for each of the Named Executive Officers.

                                      NUMBER OF       MARKET PRICE   EXERCISE                    LENGTH OF
                                      SECURITIES      OF STOCK AT    PRICE AT      NEW        ORIGINAL OPTION
                        REPRICING     UNDERLYING        TIME OF       TIME OF    EXERCISE      TERM REMAINING
         NAME             DATE     OPTIONS REPRICED    REPRICING     REPRICING    PRICE     AT DATE OF REPRICING
         ----           ---------  ----------------   ------------   ---------   --------   --------------------
Thomas F. Hewitt......     N/A            None             N/A           N/A        N/A            N/A
J. William
  Richardson..........     N/A            None             N/A           N/A        N/A            N/A
Kevin P. Kilkeary.....     N/A            None             N/A           N/A        N/A            N/A
Henry L. Ciaffone.....  2/26/2001       50,000           $2.31         $4.50      $2.00     8 years, 5 months
Charles R. Tomb.......  2/26/2001       35,000           $2.31         $4.50      $2.00     8 years, 5 months

     Outstanding Options. Pursuant to the Equity Incentive Plan, and as of March 31, 2002, the Company has outstanding stock option grants to purchase an aggregate of 77,000 shares of Class A Common Stock at an exercise price of $4.50 per share, 30,000 shares of Class A Common Stock at an exercise price of $2.25 per share and an aggregate of 539,100 shares of Class A Common Stock at an exercise price of $2.00 per share. Each of the options has a ten-year term and becomes exercisable as to one-third of the shares covered thereby on each of the first three anniversaries of the date of grant so long as the holder thereof remains a full-time employee of the Company, except that the options become immediately exercisable in the event of the holder's death, disability or termination of employment by the Company for any reason other than cause (as defined) or in the event a change in control occurs, including an event in which any person or group becomes the beneficial owner of more than 50% of the outstanding shares of common stock of the Company entitled generally to vote in the election of directors. Unexercised options terminate 30 calendar days after the holder's termination of employment by the Company, except that such period is 180 days in the event of disability and 360 days in the event of death.

COMPENSATION PLANS AND ARRANGEMENTS

     Management Bonus Plan. The Company has established a Management Bonus Plan under which all key management employees who are directly involved in the Company's growth and success (other than Messrs. Hewitt, Richardson and Kilkeary, whose bonuses are to be determined pursuant to their employment agreements) are eligible to receive bonuses based upon the achievement of specified targets and goals for the Company and the individual employee. Awards under the Management Bonus Plan are granted by the Compensation Committee of the Board and range from zero to specified levels depending on the position of the individual. Currently, 99 corporate employees are eligible for awards under the Management Bonus Plan, with 96 of such employees eligible to receive a bonus ranging from 10% to 80% of their base salaries and three of such employees eligible to receive up to 125% of their base salaries.

     Executive Loans. Pursuant to Mr. Hewitt's employment agreement, on March 1, 1999, the Company loaned Mr. Hewitt $400,000, which is due on the earlier of June 18, 2005 or 30 days after the termination of his employment. If Mr. Hewitt's employment is terminated by the Company for any reason other than cause, the loan will be forgiven. In addition, the Company also loaned Mr. Hewitt $259,254 for payment of his income tax liabilities associated with a restricted stock grant in 1999. If, on the earlier of June 17, 2003 or the date Mr. Hewitt's employment is terminated other than for cause, the market value of the stock granted to Mr. Hewitt is less than $1.5 million, the Company will forgive this loan in proportion to the amount by which the market value of the stock granted to Mr. Hewitt is less than $1.5 million.

     In 1998, the Company loaned Mr. Richardson $354,018, which was forgiven, pursuant to his amended and restated employment agreement, once he remained with the Company for at least 90 days following the Spin-off. The loan forgiveness is being amortized over a 60-month period beginning on September 16, 1999, so long as his employment agreement remains in effect.

     Pursuant to Mr. Kilkeary's previous employment agreement, the Company loaned Mr. Kilkeary $300,000, $50,000 of which was forgiven on June 17, 2000, $125,000 of which was forgiven on June 17, 2001, and the remaining balance of which will be forgiven on June 17, 2002, so long as his employment is not terminated by the Company for cause or voluntarily by Mr. Kilkeary prior to such date. Also pursuant to his amended and restated employment agreement, on October 20, 2000, the Company loaned Mr. Kilkeary $500,000, which will be forgiven over the three-year period commencing October 16, 2001 at the rate of $166,666 per year, so long as his employment is not terminated by the Company without cause or voluntarily without good reason by Mr. Kilkeary prior to such dates.

     Pursuant to Mr. Ciaffone's employment agreement the Company loaned Mr. Ciaffone $500,000. This loan will be forgiven over the five-year period ending on March 1, 2007, at the rate of $100,000 per year, so long as his employment is not terminated by the Company for cause or voluntarily terminated by Mr. Ciaffone, and Mr. Ciaffone does not breach his non-compete and confidentiality agreements.

     Pursuant to Mr. Tomb's employment agreement, Mr. Tomb received a loan of $373,857 from the Company, which was an amount equal to 50% of the severance compensation he was entitled to receive under his severance agreement with Old Interstate. This loan amortized over a 30-month period beginning on June 18, 1999 and, as a result, was fully forgiven as of December 31, 2001. In addition, the Company also loaned $238,000 to Mr. Tomb in 1998 to cover expenses incurred in his relocation to Pittsburgh, which loan was repaid in full.

     Executive Retirement Plan. Each of the General Managers of the Company's hotels who are employees of the Company and other employees holding job classifications of Vice President or above, including the Named Executive Officers, are eligible to participate in the Company's Executive Retirement Plan. The plan is intended to be a non-qualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Actual participation in the plan is determined by the Board or the Compensation Committee.

     The Company annually contributes 8.0% of each participant's base salary to the plan and may make discretionary contributions of up to an additional 5.0% of each participant's base salary. These discretionary contributions are based on the Company's net increase in earnings per share in a given year. In addition, plan participants are eligible to designate a portion (to be specified by the Board or the Compensation Committee) of their annual cash bonus to be contributed to the plan.

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

     Employee Stock Purchase Plan. On January 11, 2001, the Compensation Committee of the Board authorized the Company to terminate the Employee Stock Purchase Plan due to the depletion of the number of shares authorized for issuance under the plan and accordingly, the Company terminated the plan effective February 12, 2001. The final allocation of 152,696 shares to the participants, valued at $214,982, occurred on February 12, 2001 for the purchase period ended December 31, 2000.

     Equity Incentive Plan. The Company's Equity Incentive Plan is designed to attract and retain qualified officers and other key employees. The Equity Incentive Plan authorizes the grant of:

     - options to purchase Company shares;

     - restricted shares;

     - unrestricted shares; and

     - deferred shares.

     The Compensation Committee of the Board administers the Equity Incentive Plan and determines to whom grants will be made and the terms and conditions thereof.

     The number of Company shares that may be issued or transferred and covered by outstanding awards granted under the Equity Incentive Plan was initially 2,300,000 shares. At December 31, 1999 and each June 30 and December 31 thereafter, an additional positive number equal to 20% of the additional shares of Class A Common Stock issued during that six-month period will be added to the total number of Company shares subject to the plan. Officers, directors, key employees and consultants of the Company and those of the Company's subsidiaries may be selected to receive benefits under the Equity Incentive Plan. Pursuant to the amended and restated employment agreements of Messrs. Hewitt and Richardson entered into in connection with the Investor transaction, all 331,917 of the restricted shares of Class A Common Stock previously granted to Messrs. Hewitt and Richardson became fully vested on October 20, 2000. In addition, approximately 1,400,000 shares are available for additional awards under the Equity Incentive Plan.

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

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     We have entered into an employment agreement with Mr. Hewitt pursuant to which:

      -- He serves as the Company's Chairman of the Board and Chief Executive Officer.

      -- Mr. Hewitt is employed for a four-year term which began on February 12, 2002. In addition, on February 12, 2004 and every even-numbered anniversary thereafter, Mr. Hewitt's agreement will be automatically extended for two-years, unless either party gives 90 days' prior written notice otherwise.

      -- Mr. Hewitt was previously issued 181,917 restricted shares of the Company's Class A Common Stock. All previously unvested shares vested on October 20, 2000, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement. In addition, the Company also loaned Mr. Hewitt $259,254 for payment of his income tax liabilities associated with a restricted stock grant in 1999. If, on the earlier of June 17, 2003 or the date Mr. Hewitt's employment is terminated other than for cause, the market value of the stock granted to Mr. Hewitt is less than $1.5 million, the Company will forgive this loan in proportion to the amount by which the market value of the stock granted to Mr. Hewitt is less than $1.5 million.

      -- Additionally, the Company loaned Mr. Hewitt $400,000 which is due on June 18, 2005 or 30 days after the termination of Mr. Hewitt's employment, whichever is earlier. If Mr. Hewitt's employment is terminated by the Company for any reason other than for cause, the loan will be forgiven.

      -- Mr. Hewitt was granted 100,000 shares of the Preferred Stock (the "Hewitt Preferred Stock"), subject to the forfeiture restrictions described below, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement. In connection with the grant, Mr. Hewitt executed a Stockholders Agreement with the Investor which provides for certain rights and restrictions in connection with Mr. Hewitt's ownership.

      -- Mr. Hewitt was also granted a 3% partnership interest as a limited partner ("Hewitt JV Interest") in CGLH-IHC Fund I, L.P., the joint venture formed with the Investor (the "Joint Venture"), in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement.

      -- Upon Mr. Hewitt's termination of employment, he will be entitled to receive:

          - his minimum bonus, if he resigns without good reason;

          - (1) his minimum bonus, an amount equal to the greater of (a) twice his base pay and the average of each of his annual performance bonuses during the term of his agreement (but in no event less than his minimum bonus) and (b) his base pay and the average of each of his annual performance bonuses during the term of his agreement (but in no event less than his minimum bonus) for the remainder of the term, (2) continuation for 24 months of his health and welfare benefits and (3) immediate vesting and nonforfeiture of the Hewitt Preferred Stock and Hewitt JV Interest, if his employment is terminated by the Company for any reason other than cause, or death or disability or if his employment is terminated voluntarily by Mr. Hewitt for good reason; and

          - his minimum bonus for the year of termination of his employment, his base pay and minimum bonus for a period of 12 months following the termination of his employment, and immediate vesting and nonforfeiture of the Hewitt Preferred Stock and Hewitt JV Interest, if his employment is terminated as a result of his death or disability.

      -- Upon Mr. Hewitt's termination of employment by the Company for cause or voluntary termination by Mr. Hewitt without good reason,

          - prior to October 16, 2001, Mr. Hewitt would have forfeited the Hewitt Preferred Stock and the Hewitt JV Interest;

          - on or after October 16, 2001 but prior to October 16, 2002, Mr. Hewitt will forfeit two-thirds of the Hewitt Preferred Stock and the Hewitt JV Interest;

          - on or after October 16, 2002 but prior to October 16, 2003, Mr. Hewitt will forfeit one-third of the Hewitt Preferred Stock and the Hewitt JV Interest;

          - on or after October 16, 2003, Mr. Hewitt will not be subject to forfeiting either the Hewitt Preferred Stock or the Hewitt JV Interest.

      -- Upon Mr. Hewitt's termination of employment for any reason, the Company may purchase the vested Hewitt Preferred Stock, to the extent not subject to forfeiture, for its fair market value and the Joint Venture may purchase the vested Hewitt JV Interest for an amount which varies based on the reason for termination.

      -- If Mr. Hewitt is taxed on "excess parachute payments" under the Internal Revenue Code as a result of a change in control of the Company, Mr. Hewitt will be entitled to a gross-up payment.

      -- Mr. Hewitt was previously entitled to certain payments on account of a change in control of the Company. Under his amended and restated employment agreement, Mr. Hewitt is no longer entitled to these payments.

      --  Mr. Hewitt has agreed to non-compete and non-solicitation provisions.

      -- Mr. Hewitt is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Hewitt is entitled to have his legal fees and related expenses paid by the Company in connection with the interpretation, enforcement or defense of his rights under the employment agreement.

     We have also entered into employment agreements with Mr. Richardson, Mr. Kilkeary, Mr. Ciaffone and Mr. Tomb.

     Pursuant to the terms of Mr. Richardson's employment agreement:

      --  He serves as the Company's Vice Chairman and Chief Financial Officer.

      -- Mr. Richardson is employed for a three-year term which began on October 20, 2000. In addition, on October 20, 2002 and every anniversary thereafter, Mr. Richardson's agreement will be automatically extended for one-year, unless either party gives 90 days' prior written notice otherwise.

      -- Mr. Richardson was previously issued 150,000 restricted shares of the Company's Class A Common Stock. All previously unvested shares vested on October 20, 2000, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement.

      -- The Company forgave a loan in the amount of $354,018 once Mr. Richardson had remained with the Company for at least 90 days following the Company's Spin-off. The loan forgiveness is being amortized over a 60-month period beginning on September 16, 1999, so long as his employment agreement remains in effect.

      -- Mr. Richardson was granted 75,000 shares of the Preferred Stock (the "Richardson Preferred Stock"), subject to the forfeiture restrictions described below, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement. In connection with the grant, Mr. Richardson executed a Stockholders Agreement with the Investor which provides for certain rights and restrictions in connection with Mr. Richardson's ownership.

      -- Mr. Richardson was also granted a 2.25% partnership interest in the Joint Venture as a limited partner ("Richardson JV Interest"), in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement.

      -- Upon Mr. Richardson's termination of employment, he will be entitled to receive:

          - (1) the greater of (a) his salary and bonus for the year preceding termination and (b) his salary and bonus for the remainder of the term of the agreement, (2) the continuation of health and welfare benefits for one year following termination of employment and (3) immediate vesting and nonforfeiture of the Richardson Preferred Stock and Richardson JV Interest, if his employment is terminated by the Company for any reason other than cause, death or disability, or if his employment is terminated voluntarily by Mr. Richardson for good reason; and

          - his base pay for a period of 12 months following the termination of his employment, and immediate vesting and nonforfeiture of the Richardson Preferred Stock and Richardson JV Interest, if his employment is terminated as a result of his death or disability.

      -- Upon Mr. Richardson's termination of employment by the Company for cause,

          - prior to October 16, 2001, Mr. Richardson would have forfeited the Richardson Preferred Stock and the Richardson JV Interest;

          - on or after October 16, 2001 but prior to October 16, 2002, Mr. Richardson will forfeit two-thirds of the Richardson Preferred Stock and the Richardson JV Interest;

          - on or after October 16, 2002 but prior to October 16, 2003, Mr. Richardson will forfeit one-third of the Richardson Preferred Stock and the Richardson JV Interest; and

          - on or after October 16, 2003, Mr. Richardson will not be subject to forfeiting the Richardson Preferred Stock or the Richardson JV Interest.

      -- Upon the voluntary termination of Mr. Richardson's employment by Mr. Richardson without good reason during the nine-month period ended July 16, 2001, Mr. Richardson would have forfeited the Richardson Preferred Stock and the Richardson JV Interest.

      -- Upon Mr. Richardson's termination of employment for any reason, the Company may purchase the vested Richardson Preferred Stock, to the extent not subject to forfeiture, for its fair market value and the Joint Venture may purchase the vested Richardson JV Interest for an amount which varies based on the reason for termination.

      -- If Mr. Richardson is taxed on "excess parachute payments" under the Internal Revenue Code as a result of a change in control of the Company, Mr. Richardson will be entitled to a gross-up payment.

      -- Mr. Richardson was previously entitled to certain payments on account of a change in control of the Company. Under his amended and restated employment agreement, Mr. Richardson is no longer entitled to these payments.

      -- Mr. Richardson has agreed to non-compete and non-solicitation provisions.

      -- Mr. Richardson is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Richardson is entitled to have his legal fees and related expenses paid by the Company in connection with the interpretation, enforcement or defense of his rights under the employment agreement.

     Pursuant to the terms of Mr. Kilkeary's employment agreement:

      -- Mr. Kilkeary serves as the Company's President and Chief Operating Officer.

      -- Mr. Kilkeary is employed for a three-year term which began on October 20, 2000. In addition, on October 20, 2002 and every anniversary thereafter, Mr. Kilkeary's agreement will be automatically extended for one year, unless either party gives 90 days' prior written notice otherwise.

      -- Pursuant to Mr. Kilkeary's previous employment agreement, the Company loaned Mr. Kilkeary $300,000, $50,000 of which was forgiven on June 17, 2000, $125,000 of which was forgiven on June 17,

          2001, and the remaining balance of which will be forgiven on June 17, 2002, so long as his employment is not terminated by the Company for cause or voluntarily by him prior to such date.

      -- On October 20, 2000 the Company loaned Mr. Kilkeary $500,000, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement. This loan will be forgiven over the three-year period commencing on October 16, 2000, at the rate of $166,666 per year, so long as his employment is not terminated by the Company for cause or voluntarily by Mr. Kilkeary without good reason or voluntarily by him prior to such dates.

      -- Mr. Kilkeary was granted 50,000 shares of the Preferred Stock (the "Kilkeary Preferred Stock"), subject to the forfeiture restrictions described below, in connection with the Investor transaction, in exchange for his waiver of stock option rights and severance payments owed to him by the Company under his previous employment agreement. In connection with the grant, Mr. Kilkeary executed a Stockholders Agreement with Investor which provides for certain rights and restrictions in connection with Mr. Kilkeary's ownership.

      -- Upon Mr. Kilkeary's termination of employment, he will be entitled to receive:

          - (1) the greater of (a) his salary and bonus for the year preceding termination and (b) his salary and bonus for the remainder of the agreement, (2) the continuation of health and welfare benefits for one year following termination of employment and (3) immediate vesting and nonforfeiture of the Kilkeary Preferred Stock, if his employment is terminated by the Company for any reason other than cause, death or disability or if his employment is terminated voluntarily by Mr. Kilkeary for good reason; and

          - his base pay for a period of 12 months following the termination of his employment, and immediate vesting and nonforfeiture of the Kilkeary Preferred Stock, if his employment is terminated as a result of his death or disability.

      -- Upon the termination of Mr. Kilkeary's employment by the Company for cause or by Mr. Kilkeary without good reason:

          - prior to October 16, 2001, Mr. Kilkeary would have forfeited the Kilkeary Preferred Stock;

          - on or after October 16, 2001 but prior to October 16, 2002, Mr. Kilkeary will forfeit two-thirds of the Kilkeary Preferred Stock;

          - on or after October 16, 2002 but prior to October 16, 2003, Mr. Kilkeary will forfeit one-third of the Kilkeary Preferred Stock; and

          - on or after October 16, 2003, Mr. Kilkeary will not be subject to forfeiting the Kilkeary Preferred Stock.

      -- Upon Mr. Kilkeary's termination of employment for any reason, the Company may purchase the Kilkeary Preferred Stock for its fair market value.

      -- If Mr. Kilkeary is taxed on "excess parachute payments" under the Internal Revenue Code as a result of a change in control of the Company, Mr. Kilkeary will be entitled to a gross-up payment.

      -- Mr. Kilkeary was previously entitled to certain payments on account of a change in control of the Company. Under his amended and restated employment agreement, Mr. Kilkeary is no longer entitled to these payments.

      -- Mr. Kilkeary has agreed to non-compete and non-solicitation provisions.

      -- Mr. Kilkeary is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Kilkeary is entitled to have his legal fees and related expenses paid by the Company in connection with the interpretation, enforcement or defense of his rights under the employment agreement.

     Pursuant to the terms of Mr. Ciaffone's employment agreement:

      -- He serves as the Company's Senior Executive Vice President, International Development and Operations.

      -- The term of Mr. Ciaffone's employment is three years, ending March 1, 2005. In addition, on March 1, 2004, and every anniversary thereafter, Mr. Ciaffone's agreement will be automatically extended for additional one-year terms unless either party gives 90 days' prior written notice otherwise.

      -- The Company loaned Mr. Ciaffone $500,000. This loan will be forgiven over the five-year period ending on March 1, 2007, at the rate of $100,000 per year, so long as his employment is not terminated by the Company for cause or voluntarily terminated by Mr. Ciaffone, and Mr. Ciaffone does not breach his non-compete and confidentiality agreements.

      -- In the event of the termination of Mr. Ciaffone's employment for any reason other than cause or disability, he will be entitled to: (1) the greater of (a) his salary and bonus for the immediately preceding one-year and (b) his salary and bonus for the remainder of the term of the agreement, (2) the continuation of health and welfare benefits for 18 months following termination of employment and (3) forgiveness of all amounts outstanding under the loan to Mr. Ciaffone.

      -- Mr. Ciaffone has agreed to non-compete and non-solicitation provisions.

      -- Mr. Ciaffone is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Ciaffone is entitled to have his legal fees and related expenses paid by the Company in connection with the interpretation, enforcement or defense of his rights under the employment agreement.

     Pursuant to the terms of Mr. Tomb's employment agreement:

      -- He serves as the Company's Senior Vice President, Development and Acquisitions.

      -- Mr. Tomb's employment may be terminated by the Company or Mr. Tomb at any time, with or without cause.

      -- As a result of the change in control triggered by the merger of Old Interstate into Wyndham, Mr. Tomb received 50% of the severance compensation he was entitled to receive under his severance agreement with Old Interstate.

      -- Mr. Tomb received a forgivable loan of $373,857, an amount equal to the remaining 50% of such severance compensation, which amortized over a 30-month period beginning June 18, 1999 and as a result, was completely forgiven as of December 31, 2001.

      -- In the event the Company terminates Mr. Tomb without cause (including as the result of a change in control), he will be entitled to: (1) his base pay and car allowance for a period of six months, (2) continuation of business development incentive bonuses for previously completed transactions (in accordance with the terms and conditions of the Company's business development incentive plan) and (3) continuation of health and welfare benefits for a period of six months.

      --  Mr. Tomb has agreed to non-compete and non-solicitation provisions.

      -- Mr. Tomb is obligated to keep in strict confidence any trade secrets and confidential business and technical information of the Company.

      -- Mr. Tomb is entitled to have his legal fees and related expenses paid by the Company in connection with the interpretation, enforcement or defense of his rights under the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee was formed in June 1999 and currently is composed of Sherwood M. Weiser (Chairman), Joseph J. Flannery, Stephen P. Joyce and John J. Russell, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information regarding the beneficial ownership of Class A Common Stock as of April 16, 2002 by (1) each person known by the Company to own beneficially more than 5% of the Class A Common Stock, (2) each director and Named Executive Officer of the Company, and (3) all directors and executive officers of the Company as a group. The figures in the following table are based on 5,487,885 shares of Class A Common Stock outstanding as of April 16, 2002 and, where required by the applicable rules governing the presentation of the information contained in this table, assume the conversion of the Notes and/or shares of the Preferred Stock beneficially owned by such person into shares of Class A Common Stock. Unless indicated otherwise, the address for each of the persons named in the table is c/o Interstate Hotels Corporation, Foster Plaza Ten, 680 Andersen Drive, Pittsburgh, Pennsylvania 15220. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                                               NUMBER OF      PERCENTAGE OF
                                                                CLASS A          CLASS A
                            NAME                              SHARES OWNED    SHARES OWNED
                            ----                              ------------    -------------
Thomas F. Hewitt(1).........................................     441,434           7.7%
J. William Richardson(2)....................................     341,776           6.0%
Kevin P. Kilkeary(3)........................................     170,166           3.0%
Henry L. Ciaffone...........................................          --            --
Charles R. Tomb.............................................         123             *
Karim J. Alibhai(4).........................................   5,359,183          49.5%
Joseph J. Flannery..........................................       7,000             *
Benjamin D. Holloway........................................       4,000             *
Stephen P. Joyce............................................          --            --
Alan J. Kanders(5)..........................................       9,000             *
Mahmood J. Khimji...........................................          --            --
Phillip H. McNeill, Sr......................................      36,230             *
John J. Russell, Jr. .......................................          --            --
Sherwood M. Weiser(6).......................................   5,351,825          49.5%
Odessa Limited(7)...........................................     607,000          11.1%
Gary M. Goldberg and affiliates(8)..........................     310,033           5.6%
Shaner Hotel Group Limited Partnership(9)...................     333,500           6.1%
The PNC Financial Services Group, Inc.(10)..................     455,942           8.3%
Raffles Associates, L.P.(11)................................     288,855           5.3%
CGLH Partners I LP and CGLH Partners II LP as a group(12)...   5,329,183          49.3%
All directors and executive officers as a group (16
  persons)(13)..............................................   6,392,688          56.2%

-------------------------

  * Less than 1%

 (1) Includes 250,000 shares issuable upon the conversion of their shares of the Preferred Stock into shares of Class A Common Stock.

 (2) Includes 43 shares held by Mr. Richardson's daughter and 187,500 shares issuable upon the conversion of their shares of the Preferred Stock into shares of Class A Common Stock.

 (3) Includes 125,000 shares issuable upon the conversion of their shares of the Preferred Stock into shares of Class A Common Stock.

 (4) Includes 5,329,183 shares issuable upon the conversion of the Notes and/or shares of the Preferred Stock into shares of Class A Common Stock (adjusted to reflect 5,487,885 shares of Class A Common Stock outstanding as of April 16, 2002) held indirectly through Mr. Alibhai's indirect interests in CGLH Partners I LP and CGLH Partners II LP. See Note (12) below.

 (5) Includes 2,000 shares held in trust for the benefit of Mr. Kanders' daughter.

 (6) Includes 5,329,183 shares issuable upon the conversion of the Notes and/or shares of the Preferred Stock into shares of Class A Common Stock (adjusted to reflect 5,487,885 shares of Class A Common Stock outstanding as of April 16, 2002) held indirectly through Mr. Weiser's indirect interests in CGLH Partners I LP and CGLH Partners II LP. See Note (12) below.

 (7) As reported in a Schedule 13D filed with the SEC on October 5, 2000. The address of Odessa Limited is International House, Victoria Road, Douglas, Isle of Man, British Isles.

 (8) As reported in an amended Schedule 13D filed with the SEC on October 5, 2000. Represents shares held in managed discretionary and non-discretionary accounts for clients advised by Gary M. Goldberg & Co., Inc., VIP 100, L.P. and/or Gary Goldberg VIP 100, Inc. Gary M. Goldberg is a controlling person of all of these entities and, as such, is deemed to be the beneficial owner of any shares of the Company's Class A Common Stock of which these entities may be deemed to beneficially own. This information is based solely upon the contents of joint filings made by Mr. Goldberg and his affiliates pursuant to Section 13 of the Securities Exchange Act of 1934. The address of the Gary M. Goldberg group is c/o Gary M. Goldberg, Montebello Park, 75 Montebello Road, Suffern, New York 10901.

 (9) As reported in a Schedule TO-T/A filed with the SEC on April 11, 2002. The address of Shaner Hotel Group Limited Partnership is 303 North Science Park Road, State College, Pennsylvania 16803.

(10) As reported in a Schedule 13G filed with the SEC on February 12, 2002. Represents shares held by affiliates of The PNC Financial Services Group, Inc., whose addresses are as follows: (a) The PNC Financial Services Group, Inc., One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707; (b) PNC Bancorp, Inc., 222 Delaware Avenue, Wilmington, Delaware 19899; and (c) PNC Bank, National Association, One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707.

(11) As reported in a Schedule 13G filed with the SEC on February 13, 2002. The address of Raffles Associates, L.P., is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(12) As reported in an amended Schedule 13D filed with the SEC on November 6, 2000, adjusting the percentage to reflect 5,487,885 shares of Class A Common Stock outstanding as of April 16, 2002, the following entities beneficially own the Company's Class A Common Stock that the Investor has the right to acquire pursuant to the terms of the Preferred Stock and the Notes held by the Investor: (i) CGLH Partners I LP (sole voting power over 1,250,000 shares); (ii) CGLH Partners II LP (sole voting power over 5,329,183 shares); (iii) LB Interstate GP LLC; (iv) LB Interstate LP LLC;
     (v) PAMI LLC; (vi) Property Asset Management Inc.; (vii) Lehman ALI Inc.;
     (viii) Lehman Brothers Holdings Inc.; (ix) MK/CG GP LLC; (x) MK/CG LP LLC;
     (xi) CG Interstate Associates LLC; (xii) Continental Gencom Holdings, LLC;
     (xiii) KFP Interstate, LLC; (xiv) Grosvenor, LLC; (xv) KFP Holdings, Ltd.;
     (xvi) Quadrangle Trust Company (BVI) Limited; (xvii) Sherwood M. Weiser (sole voting power over 22,642 shares); (xviii) Donald E. Lefton (sole voting power over 21,390 shares); (xix) Karim J. Alibhai (sole voting power over 30,000 shares). Each of the foregoing entities (other than CGLH Partners I LP and CGLH Partners II LP) have shared voting power over 5,329,183 shares of the Company's Class A Common Stock. CGLH Partners I LP and CGLH Partners II LP have sole voting power over the shares listed in clauses (i) and (ii) above, but do not have any shared voting power over any other shares. The terms of the Preferred Stock and the Notes prohibit any single holder and its affiliates or any group of which any of them is a member from converting into more than 49% of the Company's common stock. If this restriction were not applicable, the Preferred Stock and the Notes held by the foregoing entities initially would be convertible into an aggregate of 7,500,000 shares of Class A Common Stock or approximately 57% of the Company's total outstanding common stock as of April 16, 2002. For more information, see the amended Schedule 13D, filed with the SEC on November 6, 2000. The address of CGLH Partners I LP and CGLH Partners II LP is c/o Lehman Brothers Holdings Inc., 1285 Avenue of the Americas, 13th floor, New York, New York 10019.

(13) Includes 5,329,183 shares (adjusted to reflect 5,487,885 shares of Class A Common Stock outstanding as of April 16, 2002) held indirectly through Mr. Alibhai's and Mr. Weiser's indirect interests in CGLH Partners I LP and CGLH Partners II LP, 250,000 shares held directly by Mr. Hewitt, 187,500 shares held directly by Mr. Richardson and 125,000 shares held directly by Mr. Kilkeary (all of such shares issuable upon the conversion of the Notes and/or shares of the Preferred Stock into shares of Class A Common Stock).

     All of the 242,555 outstanding shares of Class B Common Stock of the Company are beneficially owned by Marriott Hotel Services, Inc. The address of Marriott Hotel Services, Inc. is One Marriott Drive, Washington, D.C. 20058.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  VOTING AGREEMENT

     General. Upon consummation of the Spin-off, three directors and/or executive officers of Wyndham and entities with which the directors and/or officers are affiliated entered into a Voting Agreement with the Company. Such directors, officers and affiliated entities are referred to in this section as the "Voting Stockholders."

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

  TRANSACTIONS WITH OFFICERS AND DIRECTORS

     The Company has granted loans from time to time to its senior executives, including each of the Named Executive Officers. Such loans are payable upon demand and, in general, do not bear interest until such demand is made. See "--Compensation Plans and Arrangements--Executive Loans and--Employment and Change-in-Control Agreements" for a description of loans from the Company to the Named Executive Officers.

     In March 2001, the Company acquired a non-controlling 0.5% general partnership interest and a non-controlling 49.5% limited partnership interest in two limited partnerships (the "Partnerships") that own seven Marriott-branded hotels and one Hampton Inn hotel for a total acquisition cost of approximately $8.7 million. FelCor Lodging Trust Incorporated owns the remaining 50% of the Partnerships. As part of the transaction, the Partnerships simultaneously closed on an aggregate of $52.3 million non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Holdings Inc. and an affiliate of the Investor, secured by the hotels. The Company guarantees certain obligations of the borrowers to the lender under those loans. Messrs. Flannery and Kanders are both employed by Lehman Brothers Inc.

     During 2001, the Company entered into management agreements to manage the Park Central Hotel in New York, NY and the Raleigh Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged the Company to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is an entity related to Lehman Brothers Holdings Inc. and an affiliate of the Investor. Messrs. Flannery and Kanders are both employed by Lehman Brothers Inc.

     In August 2000, the Company acquired a 25% non-controlling equity interest in the Houston Astrodome/Medical Center Residence Inn by Marriott in Houston, Texas for a total acquisition cost of approximately $0.7 million. Prior to the acquisition, Karim J. Alibhai beneficially owned a 7.53% ownership interest in the entity that sold the hotel. Following the acquisition, Mr. Alibhai holds a 22.46% ownership interest in the hotel. Mr. Alibhai is also an officer of an affiliate of the Investor.

     In October 2000, the Company issued 500,000 shares of its Preferred Stock for $5.0 million and Subordinated Convertible Notes for $25.0 million. These securities were issued to the Investor, which is affiliated with Lehman Brothers Inc., where Messrs. Flannery and Kanders are both employed, and with Messrs. Alibhai, Khimji and Weiser, pursuant to a Securities Purchase Agreement dated August 31, 2000 between the Company and the Investor. Both the Preferred Stock and the Notes are convertible at any time into the Company's Class A Common Stock at $4.00 per share. However, neither the Investor nor any other holder of these securities may convert these securities if that conversion would cause such holder and its affiliates or any group of which any of them belong to own more than 49% of the Company's total common stock outstanding after the conversion. The Company paid $1.0 million to Lehman Brothers Holdings Inc. for advisory services in connection with the Investor transaction.

     One purpose of the proceeds received by the Company from the issuance of the Preferred Stock and the Notes is to invest $25.0 million into a newly formed joint venture with the Investor (the "Joint Venture") for the acquisition of hotel properties that will be managed by the Company. The Investor has committed to invest an additional $20.0 million of capital into the Joint Venture. The Company has loaned $450,000 to the Investor for the reimbursement of transaction costs associated with the Joint Venture.

     In connection with the Investor transaction, the Company entered into amended and restated employment agreements with Messrs. Hewitt, Richardson and Kilkeary. These amended and restated employment agreements provided, among other things, for the issuance of an aggregate of 225,000 shares of the Preferred Stock valued at $2.25 million to these individuals and the immediate vesting of restricted stock awards that were issued to Messrs. Hewitt and Richardson under previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into the Company's Class A Common Stock at $4.00 per share, subject to vesting restrictions, and are redeemable for $10 per share.

     Also in connection with the Investor transaction, CRC Holdings loaned funds to some of the members of the Investor, which loan CRC Holdings has since assigned to Continental Hospitality Holdings, LLC. Approximately $0.6 million remains outstanding on the loan. While Mr. Hewitt held an approximate 5% ownership interest in CRC Holdings at the time of the Investor transaction, Mr. Hewitt no longer holds such ownership interest. Mr. Hewitt currently holds an approximate 5% ownership interest in Continental Hospitality Holdings, LLC.

     Each of Messrs. Alibhai, Flannery, Kanders, Khimji and Weiser are members of the Board of Directors and certain committees of the Board of Directors pursuant to the terms of the Investor transaction.

     In October 2000, the Company entered into a management agreement with LB Beaumont, LLC, an entity related to Lehman Brothers Holdings Inc. and an affiliate of the Investor, to manage the Beaumont, Texas Hilton Hotel. Messrs. Flannery and Kanders are both employed by Lehman Brothers Inc.

     In October 2000, the Company acquired a 20% non-controlling equity interest in the Renaissance Worldgate Hotel in Kissimmee, Florida for a total acquisition cost of approximately $3.9 million. Prior to the acquisition, Mr. Alibhai beneficially owned a 16.26% ownership interest, and LB Maingate I Inc., an entity related to the Investor, beneficially owned a 40% interest, in the entity that owns the hotel. Following the acquisition, Mr. Alibhai, and LB Maingate I Inc. each holds a 40% respective ownership interest in the hotel. As part of the transaction, the hotel owner simultaneously closed on a $37 million non-recourse loan from Lehman Brothers Holdings Inc., an entity related to the Investor, which is secured by the hotel. Messrs. Flannery and Kanders are both employed by Lehman Brothers Inc.

     In the third quarter of 2001, an impairment loss of approximately $3.0 million was recorded by the Company as a result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults.

     On February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002, and agreed to reduce its base management fee for periods following February 21, 2002.

     Pursuant to a Master Lease Termination Agreement dated September 12, 2000, between the Company and Equity Inns, Inc., ("Equity Inns"), all of the lease contracts for the 75 hotels previously leased from Equity Inns were terminated effective January 1, 2001, and Equity Inns and the Company simultaneously entered into management agreements for 54 of the hotels formerly leased to the Company. By virtue of his positions as Chairman of the Board and Chief Executive Officer of Equity Inns, Phillip H. McNeill, Sr. may have benefited from the transaction.

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
  10.32       Stockholders Agreement, dated as of August 31, 2000, by and among Thomas F. Hewitt, J. William Richardson and Kevin P.
              Kilkeary, as stockholders, and CGLH Partners I LP and CGLH
              Partners II LP(5)
  10.33       Form of 8.75% Subordinated Convertible Note due 2007(3)
  10.34       Form of Investor Agreement by and among the Company and CGLH
              Partners I LP and CGLH Partners II LP(3)
  10.35       Form of Registration Rights Agreement by and among the
              Company and CGLH Partners I LP and CGLH Partners II LP(5)
  10.36       Form of Agreement of Limited Partnership of CGLH-IHC Fund I,
              L.P. by and among CGLH Partners III LP, as managing general partner, Interstate Investment Corporation, as general
              partner, CGLH Partners IV LP, Interstate Property
              Partnership, L.P., J. William Richardson and Thomas F.
              Hewitt, as limited partners(5)
  10.37       Employment Agreement, dated as of March 29, 2001, by and
              between the Company and Glyn F. Aeppel(11)
  10.38       Senior Secured Revolving Line of Credit Agreement, dated as of July 31, 2001, by and among the Company, Lehman Brothers
              Holdings Inc., Credit Lyonnais New York Branch, PNC Bank,
              N.A. and Lehman Commercial Paper, Inc.(12)
  10.39       Employment Agreement, dated as of September 19, 2001, by and between the Company and Charles R. Tomb(12)
  21.1        List of Subsidiaries of Interstate Hotels Corporation(13)
  23.1        Consent of PricewaterhouseCoopers LLP
  24.1        Powers of Attorney(13)

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

     (13) Filed previously as an exhibit to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on April 19, 2002.

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

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----

                  *                    Chief Executive Officer and Chairman   April 19, 2002
-------------------------------------  of the Board of Directors (Principal
          Thomas F. Hewitt             Executive Officer)

      /s/ J. WILLIAM RICHARDSON        Vice Chairman, Chief Financial         April 19, 2002
-------------------------------------  Officer and Director (Principal
        J. William Richardson          Financial and Accounting Officer)

                  *                    Director                               April 19, 2002
-------------------------------------
          Karim J. Alibhai

                  *                    Director                               April 19, 2002
-------------------------------------
         Joseph J. Flannery

                  *                    Director                               April 19, 2002
-------------------------------------
        Benjamin D. Holloway

                  *                    Director                               April 19, 2002
-------------------------------------
          Stephen P. Joyce

                  *                    Director                               April 19, 2002
-------------------------------------
           Alan J. Kanders

                  *                    Director                               April 19, 2002
-------------------------------------
          Mahmood J. Khimji

                  *                    Director                               April 19, 2002
-------------------------------------
       Phillip H. McNeill, Sr.

                  *                    Director                               April 19, 2002
-------------------------------------
        John J. Russell, Jr.

                  *                    Director                               April 19, 2002
-------------------------------------
         Sherwood M. Weiser

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

such holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock outstanding after the conversion.

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

     In connection with the transactions contemplated under the Securities Purchase Agreement, the Company entered into amended and restated employment agreements with three executives of the Company. These amended and restated employment agreements became effective upon the closing of the transactions contemplated under the Securities Purchase Agreement and provided, among other things, for the issuance of an aggregate of 225,000 shares of Preferred Stock valued at $2,250 to these executives and the immediate vesting of restricted stock awards that were issued to two of these executives under their previous employment agreements, in exchange for their waiver of stock option rights and severance payments owed to them by the Company under their previous employment agreements. These shares were issued on October 20, 2000, are convertible into an aggregate of 562,500 shares of Class A Common Stock of the Company, subject to forfeiture restrictions, and are redeemable, as discussed above, for $10 per share.

     The issuance of the Preferred Stock to the executives was recorded as deferred compensation at fair value and is being amortized as compensation expense over the three-year forfeiture period. Compensation expense of $125 and $750 was recorded in 2000 and 2001, respectively. The vesting of the restricted stock issued under previous employment agreements was recorded as a compensation charge of $874 in the fourth quarter of 2000. Other costs of $281 incurred in connection with the deferred compensation were expensed in the fourth quarter of 2000.

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

     Each share of Preferred Stock, including any shares of Preferred Stock issued in lieu of dividends, is convertible at any time at the option of the holder into Class A Common Stock prior to any redemption. The conversion price is $4.00 per share of Class A Common Stock subject to anti-dilution adjustment. Initially, these securities were convertible into 1,812,500 shares of Class A Common Stock. The terms of the Securities Purchase Agreement prohibit any holder from exercising the right to convert any shares of Preferred Stock if that conversion would cause the holder and its affiliates, or any group of which any of them is a member, to have beneficial ownership of more than 49% of the Company's total common stock after conversion.

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

                              FCH/IHC HOTELS, L.P.
                            (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIOD MARCH 27, 2001 (INCEPTION) TO DECEMBER 31, 2001
1.  ORGANIZATION AND BASIS OF PRESENTATION

     FCH/IHC Hotels, L.P. and its subsidiaries (the Partnership), a limited partnership, was formed effective March 27, 2001 by Interstate/Dallas, GP, L.L.C. (Interstate GP), a Delaware limited liability company, and FelCor Hotel Asset Company, L.L.C. (FelCor GP), a Delaware limited liability company, as General Partners, and Interstate/Dallas Partnership, L.P. (Interstate LP) and FelCor Lodging Limited Partnership (FelCor LP), as Limited Partners. FelCor GP and FelCor LP are majority owned by FelCor Lodging Trust, Inc. (FLT) and collectively have a 50% partnership interest. Interstate GP and Interstate LP are wholly owned by Interstate Hotels Corporation (IHC) and collectively have a 50% partnership interest. The partnership interests of FLT and IHC have identical voting and distribution rights. FelCor LP also has a preferred partnership interest as described in Note 7. The Partnership owns eight limited-service hotels (the Hotels) through a series of wholly-owned subsidiaries of the Partnership.

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