Form 10-Q
period 2002-03-31
INTERSTATE HOTELS CORP
filed 2002-05-15
CIK 1072780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     The total number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at May 10, 2002 was as follows: Class A shares 5,487,885 and Class B shares 242,555.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         INTERSTATE HOTELS CORPORATION

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)............................      2
          Condensed Consolidated Balance Sheets - December 31, 2001
          and March 31, 2002..........................................      2
          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 2001 and March 31, 2002..............      3
          Condensed Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 2001 and March 31, 2002..............      4
          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     14

Item 6.   Exhibits and Reports on Form 8-K............................     14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                         INTERSTATE HOTELS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  2001           2002
                                                              ------------    -----------
                                                                  (A)         (UNAUDITED)

                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 39,040       $ 35,325
  Accounts receivable, net of allowance for doubtful
    accounts of $227 in 2001 and
    $169 in 2002............................................       9,080         11,836
  Deferred income taxes.....................................       2,204          1,787
  Prepaid expenses and other assets.........................       1,941          1,773
                                                                --------       --------
      Total current assets..................................      52,265         50,721
Restricted cash.............................................       1,348          1,082
Marketable securities.......................................       2,548          2,842
Property and equipment, net.................................      14,390         14,103
Officers and employees notes receivable.....................       2,028          2,143
Affiliates notes receivable, net of reserve for
  uncollectible notes receivable of $666....................       1,718          2,074
Equity investments in hotel real estate.....................      11,220         10,944
Deferred income taxes.......................................       5,479          6,396
Intangible and other assets.................................      17,673         15,717
                                                                --------       --------
      Total assets..........................................    $108,669       $106,022
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................       1,038            285
  Accounts payable -- health trust..........................       4,424          4,823
  Accrued payroll and related benefits......................       5,092          2,072
  Other accrued liabilities.................................       7,048          8,296
  Current portion of long-term debt.........................       1,601          7,353
                                                                --------       --------
      Total current liabilities.............................      19,203         22,829
Deferred compensation.......................................       2,548          2,842
Long-term debt..............................................      39,380         32,852
                                                                --------       --------
      Total liabilities.....................................      61,131         58,523
Minority interest...........................................         433            433
Mandatorily redeemable preferred stock......................       5,070          5,272
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; 725,000 shares issued and outstanding and
    classified as mandatorily redeemable preferred stock at
    December 31, 2001 and March 31, 2002....................          --             --
  Common stock, $.01 par value; 64,939,361 shares
    authorized; 5,730,440 shares issued and outstanding at
    December 31, 2001 and March 31, 2002....................          57             57
  Common stock options/warrants.............................          --             48
  Paid-in capital...........................................      64,955         64,955
  Retained deficit..........................................     (22,977)       (23,266)
                                                                --------       --------
      Total stockholders' equity............................      42,035         41,794
                                                                --------       --------
      Total liabilities and stockholders' equity............    $108,669       $106,022
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

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2002
                                                              ----------    ----------
Lodging revenues............................................  $    1,101    $      676
Net management fees.........................................       6,476         5,658
Other fees..................................................       3,508         4,013
                                                              ----------    ----------
                                                                  11,085        10,347
Other revenues from managed hotels (Note 2).................      69,405        62,441
                                                              ----------    ----------
                                                                  80,490        72,788
                                                              ----------    ----------
Lodging expenses............................................         779           481
General and administrative..................................       2,837         1,943
Payroll and related benefits................................       5,357         4,243
Tender Offer costs (Note 6).................................          --           119
Depreciation and amortization...............................       2,706         2,528
                                                              ----------    ----------
                                                                  11,679         9,314
Other expenses from managed hotels (Note 2).................      69,405        62,441
                                                              ----------    ----------
                                                                  81,084        71,755
                                                              ----------    ----------
Operating (loss) income.....................................        (594)        1,033
Other (expense) income:
  Interest, net.............................................         (67)         (975)
  Earnings (losses) from equity investments in hotel real
     estate.................................................         177          (180)
                                                              ----------    ----------
Loss before income tax benefit..............................        (484)         (122)
Income tax benefit..........................................        (208)          (71)
                                                              ----------    ----------
Loss before minority interest...............................        (276)          (51)
Minority interest...........................................          36            64
                                                              ----------    ----------
Net loss....................................................        (312)         (115)
Mandatorily redeemable preferred stock:
  Dividends.................................................         159           159
  Accretion.................................................          15            15
                                                              ----------    ----------
Net loss available to common stockholders...................  $     (486)   $     (289)
                                                              ==========    ==========
Earnings per common share and common share equivalent:
  Basic.....................................................  $     (.07)   $     (.05)
                                                              ==========    ==========
  Diluted...................................................  $     (.07)   $     (.05)
                                                              ==========    ==========
Weighted average number of common share and common share
  equivalents outstanding:
  Basic.....................................................   6,481,182     5,730,440
                                                              ==========    ==========
  Diluted...................................................   6,481,182     5,730,440
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2001            2002
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................    $   (312)       $  (115)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       2,706          2,528
     (Earnings) losses from equity investments in hotel real
      estate................................................        (177)           180
     Minority interest......................................          36             64
     Deferred income taxes..................................        (701)          (500)
     Amortization of mandatorily redeemable preferred
      stock.................................................         188            188
     Other..................................................         145            381
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net...............................         (34)        (3,038)
     Prepaid expenses and other assets......................          79            142
     Accounts payable.......................................      (7,416)        (3,374)
     Accrued liabilities....................................      (7,243)         1,479
                                                                --------        -------
       Net cash used in operating activities................     (12,729)        (2,065)
                                                                --------        -------
Cash flows from investing activities:
  Change in restricted cash.................................         525            266
  Purchases of property and equipment, net..................        (308)            (4)
  Purchases of marketable securities........................        (220)        (1,110)
  Proceeds from sale of marketable securities...............         368            755
  Net cash (invested for) received from equity investments
     in hotel and real estate...............................      (8,314)            96
  Change in officers and employees notes receivable, net....         528           (115)
  Net investment in management agreements...................        (141)            --
  Change in affiliates notes receivable, net................        (283)           (74)
  Merger-related acquisition costs..........................          --           (422)
  Deposits and other........................................        (119)           (63)
                                                                --------        -------
       Net cash used in investing activities................      (7,964)          (671)
                                                                --------        -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................       4,169             --
  Repayment of long-term debt...............................         (24)          (776)
  Financing fees paid.......................................        (105)           (42)
  Proceeds from issuance of common stock....................         215             --
  Dividends paid on mandatorily redeemable preferred
     stock..................................................        (159)          (159)
  Other.....................................................          (1)            (2)
                                                                --------        -------
       Net cash provided by (used in) financing
        activities..........................................       4,095           (979)
                                                                --------        -------
Net decrease in cash and cash equivalents...................     (16,598)        (3,715)
Cash and cash equivalents at beginning of period............      51,327         39,040
                                                                --------        -------
Cash and cash equivalents at end of period..................    $ 34,729        $35,325
                                                                ========        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSTATE HOTELS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Corporation and its subsidiaries (the "Company") is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At March 31, 2002, the Company managed or performed related services, including insurance and risk management services, purchasing and project management services and centralized accounting services, for 135 hotels with a total of 28,480 rooms in 36 states in the United States, the District of Columbia, as well as Canada and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the "Owned Hotel"), which it acquired in 1999, and has non-controlling equity interests in 12 of these hotels.

     The Company, together with its subsidiaries and predecessors, was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company's operations from Wyndham International, Inc. ("Wyndham") (the "Spin-off").

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

2. CHANGE IN ACCOUNTING:

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This issue establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statement of operations. In accordance with EITF Issue No. 01-14, the Company has included in operating revenues and expenses the reimbursement of costs incurred on behalf of the third-party owners of the Company's managed hotels. These costs relate primarily to payroll and benefit costs at managed hotels where the Company is the employer. These reimbursements are received based upon the costs incurred by the Company with no added margin. Therefore, the adoption of EITF Issue No. 01-14 did not impact operating income, earnings per share, cash flows or the financial position of the Company.

     The effect of adopting EITF Issue No. 01-14, which was retroactively applied for all periods presented, was an increase in operating revenues and expenses of $69,405 and $62,441 for the three-month periods ended March 31, 2001 and 2002, respectively.

3. EARNINGS PER SHARE:

     Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. EARNINGS PER SHARE--CONTINUED:

conversion of the Company's Subordinated Convertible Notes and the Series B Convertible Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the three-month periods ended March 31, 2001 and 2002 were as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2002
                                                              ----------    ----------
Net loss available to common stockholders...................  $     (486)   $     (289)
                                                              ----------    ----------
Weighted average number of common shares outstanding........   6,481,182     5,730,440
                                                              ----------    ----------
Basic earnings per common share.............................  $     (.07)   $     (.05)
                                                              ----------    ----------
Shares issuable upon exercise of dilutive outstanding stock
  options...................................................          --            --
                                                              ----------    ----------
Weighted average number of diluted common shares
  outstanding...............................................   6,481,182     5,730,440
                                                              ----------    ----------
Diluted earnings per common share...........................  $     (.07)   $     (.05)
                                                              ==========    ==========

4. COMMITMENTS AND CONTINGENCIES:

     The Company has committed to invest $25,000 into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. Such amount is expected to be invested incrementally, concurrently with the closings of hotel property acquisitions by the joint venture (see Note 6).

5. SEGMENT INFORMATION:

     The Company's reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees, reimbursements received for out-of-pocket expenses incurred and other services which directly relate to providing management services, including insurance and risk management services, purchasing and project management services, IT support, training and relocation programs and equipment leasing. The mid-scale, upper economy and budget hotels segment derives revenues from management fees, reimbursements received for out-of-pocket expenses incurred and certain specialized support services, such as centralized accounting services, as well as the operating revenues from the Owned Hotel.

     The table below presents revenue and operating income (loss) information for each reportable segment for the three-month periods ended March 31, 2001 and 2002.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2002
                                                              -------    -------
REVENUES(1):
Luxury and Upscale Hotels...................................  $62,756    $55,482
Mid-Scale, Upper Economy and Budget Hotels..................   17,734     17,306
                                                              -------    -------
  Consolidated totals.......................................  $80,490    $72,788
                                                              =======    =======
OPERATING INCOME (LOSS):
Luxury and Upscale Hotels...................................  $  (729)   $   852
Mid-Scale, Upper Economy and Budget Hotels..................      135        181
                                                              -------    -------
  Consolidated totals.......................................  $  (594)   $ 1,033
                                                              =======    =======

---------------

(1) Includes other revenues from managed hotels in accordance with EITF Issue No. 01-14, which was retroactively applied for all periods presented.

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SEGMENT INFORMATION--CONTINUED:

     Depreciation and amortization included in segment operating income (loss) information for the three-month periods ended March 31, 2001 and 2002 were as follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2002
                                                              ------   ------
Luxury and Upscale Hotels...................................  $2,211   $2,015
Mid-Scale, Upper Economy and Budget Hotels..................     495      513
                                                              ------   ------
  Consolidated totals.......................................  $2,706   $2,528
                                                              ======   ======

     The net book value of intangible and other assets and equity investments in hotel real estate by segment consisted of the following as of December 31, 2001 and March 31, 2002:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2002
                                                              ------------   ---------
Luxury and Upscale Hotels...................................    $14,383       $12,388
Mid-Scale, Upper Economy and Budget Hotels..................     14,510        14,273
                                                                -------       -------
  Consolidated totals.......................................    $28,893       $26,661
                                                                =======       =======

     The following table reconciles the Company's measure of operating income
(loss) to consolidated net loss for the three-month periods ended March 31, 2001 and 2002.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
Total after-tax operating income (loss).....................  $(357)  $ 640
Unallocated amounts, net of tax:
  Interest, net.............................................    (40)   (604)
  Earnings (losses) from equity investments in hotel real
     estate.................................................    106    (112)
  Minority interest.........................................    (21)    (39)
                                                              -----   -----
Consolidated net loss.......................................  $(312)  $(115)
                                                              =====   =====

6. SUBSEQUENT EVENTS:

Tender Offer:

     On April 11, 2002, Shaner Hotel Group Limited Partnership ("Shaner") commenced an unsolicited partial tender offer to purchase 2,465,322 shares of the Company's Class A Common Stock for $3.00 per share (as subsequently amended, the "Tender Offer"). The Tender Offer is scheduled to expire on May 31, 2002 unless otherwise extended by Shaner. The Tender Offer is subject to various conditions including the redemption of the Company's preferred stock purchase rights, pursuant to the Company's Shareholder Rights Agreement, or Shaner being satisfied that those rights do not apply to the Tender Offer.

     On April 24, 2002, the Company's full board of directors and a Special Committee of its independent directors concluded that the Tender Offer was financially inadequate and was not in the best interests of the Company's stockholders. Therefore, they unanimously recommended that the Company's stockholders reject the Tender Offer and not tender their shares pursuant to the Tender Offer.

     In the first quarter of 2002 and prior to the commencement of the Tender Offer, the Company received unsolicited proposals from Shaner to combine the operations of the Company with Shaner, which proposals

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SUBSEQUENT EVENTS--CONTINUED:

also provided for the purchase of a portion of shares of the Company's common stock by Shaner. The board of directors unanimously voted to reject the proposals.

     The Company incurred approximately $119 of costs related to the Tender Offer and the unsolicited proposals for the three months ended March 31, 2002. These costs were incurred for legal and other professional fees and are recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2002.

Merger with MeriStar Hotels & Resorts, Inc.:

     On May 1, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MeriStar Hotels & Resorts, Inc. ("MeriStar") pursuant to which the Company would be merged with and into MeriStar, with MeriStar being the surviving company (the "Merger"). The combined company will be named Interstate Hotels Corporation. Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 4.6 shares of MeriStar common stock. The completion of the Merger is subject to various conditions including the approval of the stockholders of the Company and MeriStar and United States antitrust clearance. The special stockholders meetings and the closing are expected to occur in the third quarter of 2002. The Company may receive from or be required to pay to MeriStar a termination fee of $2,000 plus up to $500 in expenses if the Merger Agreement is terminated under certain circumstances.

     In connection with the execution of the Merger Agreement, CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor") has agreed to convert its Subordinated Convertible Notes and Series B Convertible Preferred Stock into Class A Common Stock, subject to the restrictions on conversion set forth in the terms of those securities and the agreements to convert those securities. The Investor will receive a payment of $9,250 from the Company as an inducement to such conversion. Members of senior management have also agreed to convert their Series B Convertible Preferred Stock into Class A Common Stock in connection with the Merger, and each of those members of senior management and the Investor has committed to vote in favor of the Merger. Stockholders of MeriStar that represent approximately 22% of MeriStar's common stock have also agreed to vote their shares in favor of the Merger.

     As an inducement for MeriStar to enter into the Merger Agreement, the managing general partner of the Company's joint venture with entities affiliated with Lehman Brothers Holdings Inc. has confirmed that, if the Merger is consummated, the surviving company will not be required to invest $25,000 into the joint venture.

     Prior to entering into the Merger Agreement, an affiliate of Wyndham, the holder of a 1.6627% non-controlling economic interest (the "Wyndham Interest") in Interstate Hotels, LLC ("IH LLC"), the Company's principal operating subsidiary, agreed to permit the Company to cause IH LLC, or its subsidiaries, to provide a guaranty and pledge of assets of IH LLC, or its subsidiaries, under the terms of a proposed credit facility for the combined company following the Merger. In consideration for this agreement, the Company repaid a promissory note to Wyndham on May 2, 2002 in the outstanding principal amount of $750 and agreed to pay to Wyndham the outstanding principal amount of $3,682 under a second promissory note prior to IH LLC, or its subsidiaries, providing such guarantee and pledge of any of its or their assets. In addition, the Company accelerated the timing of Wyndham's right to require the Company to redeem the Wyndham Interest to be the earlier of (i) the date on which the Company repays the second promissory note to Wyndham and (ii) July 1, 2004.

     The merger will be accounted for as a reverse acquisition under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," with the Company as acquiror. As of March 31, 2002, the Company incurred Merger-related acquisition costs of approximately $422, which are recorded in the accompanying consolidated balance sheet. These costs were incurred for legal and other professional fees in connection with the proposed Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     The events of September 11, 2001 and the aftermath of the terrorist attacks on the United States adversely affected the Company during 2001 and the lingering economic effects continued into 2002. Since the tragic events of September 11th, the Company's managed hotels have experienced significant short-term declines in occupancy. At present, it is not possible to predict either the severity or duration of such declines in the near- or long-term or the potential impact on the Company's results of operations, financial condition or cash flows. Weaker hotel performance would reduce management fees and could give rise to additional losses under minority investments that were made in connection with hotels that the Company manages, which could, in turn, have an adverse impact on the Company's financial performance. The Company's management is currently unable to estimate the extent of the impact that the terrorist attacks could have on the Company's operations, liquidity or capital resources.

     Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Pittsburgh Airport Residence Inn by Marriott ("the Owned Hotel"). Lodging revenues decreased by $0.4 million, or 38.6%, from $1.1 million in the three months ended March 31, 2001 (the "2001 Three Months") to $0.7 million in the three months ended March 31, 2002 (the "2002 Three Months"). The average daily room rate for the Owned Hotel decreased from $85.69 during the 2001 Three Months to $69.89 during the 2002 Three Months, and the average occupancy rate decreased to 66.2% during the 2002 Three Months from 73.4% during the 2001 Three Months. This resulted in a decrease in room revenue per available room of 26.5% to $46.23 during the 2002 Three Months from $62.86 during the 2001 Three Months.

     Net management fees decreased by $0.8 million, or 12.6%, from $6.5 million in the 2001 Three Months to $5.7 million in the 2002 Three Months. During the 2002 Three Months, the Company earned lower base and incentive management fee revenue on its hotels in the luxury and upscale hotels segment. Net management fees earned from hotels in this segment decreased by $0.7 million during the 2002 Three Months as compared to the 2001 Three Months. Lower incentive management fee revenue was earned from hotels in this segment due to the weakness in the U.S. economy during 2001 and continuing into 2002 and significant declines in occupancy following the events of September 11th.

     Net management fees earned from hotels in the mid-scale, upper economy and budget hotels segment decreased slightly during the 2002 Months compared to the 2001 Three Months.

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

     Other fees increased by $0.5 million, or 14.4%, from $3.5 million in the 2001 Three Months to $4.0 million the 2002 Three Months. This increase was due to an increase of $0.4 million in income earned on national purchasing contracts during the 2002 Three Months compared to the 2001 Three Months.

     Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Owned Hotel. Lodging expenses decreased by $0.3 million, or 38.3%, from $0.8 million in the 2001 Three Months to $0.5 million in the 2002 Three Months. This decrease resulted primarily from a reduction in hotel staff personnel in accordance with the Company's cost containment initiatives.

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This issue establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statement of operations. In accordance with EITF Issue No. 01-14, the Company has included in operating revenues and expenses the reimbursement of costs incurred on behalf of the third-party owners of the Company's managed hotels. These costs relate primarily to payroll and benefit costs at managed hotels where the Company is the employer. These reimbursements are received based upon the costs incurred by the Company with no added margin. Therefore, the adoption of EITF Issue No. 01-14 did not impact operating income, earnings per share, cash flows or the financial position of the Company.

     Other revenues and expenses from managed hotels decreased by $7.0 million, or 10.0%, from $69.4 million in the 2001 Three Months to $62.4 million in the 2002 Three Months. This decrease relates primarily to a decrease in payroll and related benefit costs at managed hotels, which resulted from the Company's overall cost containment initiatives implemented at its managed hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $0.9 million, or 31.5%, from $2.8 million in the 2001 Three Months to $1.9 million in the 2002 Three Months. Overall as a result of cost containment initiatives, the Company incurred lower general and administrative expenses relating to business travel and relocation. Specifically, during the 2002 Three Months the Company positively adjusted the accrual for deficiencies between the amount of premiums received as compared to actual and estimated claims incurred under the Company's self-insured health and welfare plan in the amount of $0.3 million. In addition, the Company's incurred insurance losses decreased by $0.3 million during the 2002 Three Months compared to the 2001 Three Months. General and administrative expenses as a percentage of revenues decreased to 2.7% during the 2002 Three Months compared to 3.5% during the 2001 Three Months.

     Payroll and related benefits decreased by $1.2 million, or 20.8%, from $5.4 million in the 2001 Three Months to $4.2 million in the 2002 Three Months. Overall, corporate salaries and wages decreased due to temporary pay reductions and the elimination of salaries and benefits of approximately 20 employees who were terminated following the events of September 11th, as well as a wage freeze until the fourth quarter of 2002. Specifically, during the 2002 Three Months the Company revised its estimate for compensation accruals related to future termination benefits reducing expense by $0.6 million. Payroll and related benefits as a percentage of revenues decreased to 5.8% during the 2002 Three Months compared to 6.7% during the 2001 Three Months.

     Tender Offer costs represents costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of the Company's Class A Common Stock by Shaner Hotel Group Limited Partnership ("Shaner") and Shaner's unsolicited proposals to combine the operations of the Company with Shaner during the 2002 Three Months. These costs were incurred for legal and other professional fees. The Company expects to incur additional costs of at least $0.7 million related to the Tender Offer in the second quarter of 2002.

     Depreciation and amortization decreased by $0.2 million, or 6.6%, from $2.7 million in the 2001 Three Months to $2.5 million in the 2002 Three Months. Depreciation and amortization during the 2002 Three Months includes $2.1 million of amortization related to long-term intangible assets that existed at the date of the Spin-off from Wyndham International, Inc. ("Wyndham") in 1999. These costs will be fully amortized in the second quarter of 2003.

     As a result of the changes noted above, operating income of $1.0 million was earned in the 2002 Three Months compared to an operating loss of $0.6 million in the 2001 Three Months.

     Net interest expense increased from $0.1 million in the 2001 Three Months to $1.0 million in the 2002 Three Months. During the 2002 Three Months, the Company's investment earnings on its cash balances decreased by approximately $0.4 million due to lower interest rates and the Company incurred incremental interest expense of approximately $0.3 million related to its long-term debt and amortization of financing fees.

     Earnings from equity investments in hotel real estate were $0.2 million in the 2001 Three Months compared to losses from equity investments in hotel real estate of $0.2 million in the 2002 Three Months. These earnings (losses) consisted of the Company's proportionate share of the losses incurred by four non-controlling equity investments in 12 hotels. These losses were incurred by the hotels due to the weakness in the U.S. economy during 2001 and continuing into 2002, and significant declines in occupancy following the events of September 11th. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

     Income tax benefit for the 2001 Three Months was computed based on an effective tax rate of 40% after reduction of minority interest. Income tax benefit for the 2002 Three Months was computed based on an effective tax rate of 38% after reduction of minority interest.

     Minority interest reflects Wyndham's 1.6627% non-controlling economic interest in Interstate Hotels, LLC ("IH LLC"), the Company's principal operating subsidiary.

     As a result of the changes noted above, a net loss of $0.1 million was incurred in the 2002 Three Months compared to a net loss of $0.3 million in the 2001 Three Months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Other than the adoption of EITF Issue No. 01-14 and other estimate changes noted above, there have been no material changes in the Company's critical accounting policies and estimates during the three months ended March 31, 2002. A complete description of the Company's critical accounting policies and estimates is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10K/A for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $35.3 million at March 31, 2002 compared to $39.0 million at December 31, 2001, and current assets exceeded current liabilities by $27.9 million at March 31, 2002 compared to $33.1 million at December 31, 2001. This decrease in working capital of $5.2 million resulted from the re-classification of the $6.6 million mortgage note to current portion of long-term debt, as discussed below. The Company has committed to invest $25.0 million of its cash and cash equivalents into a joint venture with entities affiliated with Lehman Brothers Holdings Inc. (the "Joint Venture").

     Net cash used in operating activities was $2.1 million during the 2002 Three Months compared to net cash used in operating activities of $12.7 million during the 2001 Three Months. The increase of $10.6 million during the 2002 Three Months resulted primarily from an increase in operating income (adjusted for non-cash items) of $0.8 million and an increase of $9.8 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities in the 2001 Three Months associated with 75 hotels that were previously leased from Equity Inns, Inc. and terminated on January 1, 2001.

     If the Company's managed hotels continue to experience declines in occupancy and weaker hotel operating performance in the future, the Company's management fee revenues could decrease and additional losses from the Company's minority investments may arise, which could negatively impact the Company's cash flows from operations and net income.

     Net cash used in investing activities was $0.7 million during the 2002 Three Months compared to net cash used in investing activities of $8.0 million during the 2001 Three Months. During the 2002 Three Months, the Company incurred merger-related acquisition costs of approximately $0.4 million. On May 1, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MeriStar Hotels & Resorts, Inc. ("MeriStar") pursuant to which the Company would be merged with and into MeriStar, with MeriStar being the surviving company (the "Merger"). During the 2001 Three Months, the Company invested $8.7 million for a 50% non-controlling equity interest in eight hotels.

     The Company's capital expenditure budget for the year ending December 31, 2002 is approximately $0.5 million consisting primarily of expenditures for computer and systems-related equipment. In addition, the Company has committed to invest $25.0 million into the Joint Venture. The Company is required to maintain, and does maintain, sufficient liquidity for this investment, which may be accomplished through lines of credit or other means. Such amount is expected to be invested incrementally, concurrently with the closings of hotel property acquisitions by the Joint Venture. As of May 10, 2002, no funds have been invested.

     On February 21, 2002, the ownership and financing for the Renaissance Worldgate Hotel in Kissimmee, Florida were restructured in order to address financial difficulties of the hotel. As part of this restructuring, the Company's 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel, and the Company received a $0.9 million cash payment towards the accounts receivable owed to the Company by the hotel. The hotel owner also issued a promissory note to the Company in the amount of approximately $0.3 million for the remaining accounts receivable, which note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003 and ending December 31, 2003. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002. The majority owners and the principal lender for the hotel have representation on the Company's board of directors and are affiliated with the Investor.

     The Company's management currently believes that the remaining accounts and note receivable will be collected, however, there can be no assurance that the amounts will be collected or, if so, the timing or terms thereof. The Company's management will continue to evaluate the collectibility of the accounts receivable on a quarterly basis.

     Net cash used in financing activities was $1.0 million during the 2002 Three Months compared to net cash provided by financing activities of $4.1 million during the 2001 Three Months. In February 2002, the Company made a $0.8 million payment on its limited-recourse mortgage note that is collateralized by the Owned Hotel in connection with an extension of the term of the mortgage note until February 2003. Therefore, the entire principal balance of the mortgage note of $6.6 million is included in current portion of long-term debt as of March 31, 2002. Management of the Company is currently assessing plans for refinancing this mortgage note. During the 2001 Three Months, the Company entered into a $4.2 million promissory note to fund the acquisition of a 50% non-controlling equity interest in eight hotels.

     The Company is required to distribute 1.6627% of cash flows from the operations of IH LLC to Wyndham based on Wyndham's common interest in IH LLC. The net distribution payable to Wyndham through March 31, 2002 approximated $88,000.

     During the third quarter of 2001, the Company entered into a $40.0 million senior secured credit facility co-arranged by Lehman Brothers Holdings Inc., d/b/a Lehman Capital, and Credit Lyonnais New York Branch. The credit facility, which may be used to obtain management agreements for hotel properties and to finance the acquisition of hotel properties, has a two-year term, carries varying rates of interest and contains restrictive covenants. Transaction costs of approximately $1.5 million were incurred in connection with the credit facility during 2001. These costs were deferred and are being amortized over a two-year period. In addition, a nonrefundable commitment fee ranging from 0.375% to 0.5% of the unused portion of the credit facility is payable quarterly. During the 2002 Three Months, the Company incurred $50,000 of interest expense related to the commitment fee. As of May 10, 2002, there were no borrowings against the credit facility and the Company was in compliance with all of the restrictive covenants.

     A complete description of the Company's contractual obligations is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10K/A for the year ended December 31, 2001. In addition and in connection with the proposed Merger, the Company may receive from or be required to pay to MeriStar a termination fee of $2.0 million plus up to $0.5 million in expenses if the Merger Agreement is terminated under certain circumstances.

     In connection with the execution of the Merger Agreement, CGLH Partners I LP and CGLH Partners II LP (collectively, the "Investor") has agreed to convert its Subordinated Convertible Notes and Series B Convertible Preferred Stock into Class A Common Stock, subject to the restrictions on conversion set forth in the terms of those securities and the agreements to convert those securities. The Investor will receive a payment of $9.25 million from the Company as an inducement to such conversion. As an inducement for MeriStar to enter into the Merger Agreement, the managing general partner of the Joint Venture confirmed that, if the Merger is consummated, the surviving company will not be required to invest $25.0 million into the Joint Venture.

     Prior to entering into the Merger Agreement, an affiliate of Wyndham, the holder of a 1.6627% non-controlling economic interest (the "Wyndham Interest") in IH LLC, agreed to permit the Company to cause IH LLC, or its subsidiaries, to provide a guaranty and pledge of assets of IH LLC, or its subsidiaries, under the terms of a proposed credit facility for the combined company following the Merger. In consideration for this agreement, the Company repaid a promissory note to Wyndham on May 2, 2002 in the outstanding principal amount of $0.7 million and agreed to pay to Wyndham the outstanding principal amount of $3.7 million under a second promissory note prior to IH LLC, or its subsidiaries, providing such guarantee and pledge of any of its or their assets. In addition, the Company accelerated the timing of Wyndham's right to require the Company to redeem the Wyndham Interest to be the earlier of (i) the date on which the Company repays the second promissory note to Wyndham and (ii) July 1, 2004.

     The proposed Merger discussed above, or any other change in control transaction, may give rise to termination rights on the part of the lenders of the Company's $40.0 million credit facility and $6.6 million mortgage note. As such, any outstanding amounts under these facilities would become due and payable immediately. As of May 10, 2002, there were no borrowings against the credit facility.

     The Company intends to pursue future opportunities to manage hotels on behalf of third-party owners, including through the Joint Venture, as well as pursue other business opportunities, such as selective hotel investments and the execution of the Merger Agreement. Such opportunities may require capital investments by the Company. The Company believes that the cash on hand, together with the credit facility and future cash flows from operations, will be sufficient to pursue its business strategy and to fund its presently foreseeable capital requirements.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "believes," "estimates," "expects," "intends" or similar expressions, as they relate to the Company or the Company's management, are intended to identify these forward-looking statements. Such statements are subject to risks and uncertainties that could cause the Company's business and results of operations to differ materially from those reflected in the Company's forward-looking statements.

     Forward-looking statements are not guarantees of future performance. The Company's forward-looking statements are based on trends that the Company's management anticipates in the lodging industry and the effect on those trends by such factors as industry capacity, the seasonal nature of the lodging industry, the impact of the events of September 11, 2001, changes in local or national economic conditions and product demand and pricing.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1 Amended and Restated Employment Agreement, dated as of February 12, 2002, by and between the Company and Thomas F. Hewitt(1)

          10.2 Amended and Restated Employment Agreement, dated as of March 1, 2002, by and between the Company and Henry L. Ciaffone(1)
---------------------

(1) Filed previously as an exhibit to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated April 24, 2002, and incorporated herein by reference.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERSTATE HOTELS CORPORATION

Date: May 15, 2002                        By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                             Vice Chairman and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)